Form 10-Q
period 1996-06-30
MICROWAVE POWER DEVICES INC
filed 1996-08-14
CIK 65781

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996.

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________.



                         Commission File Number: 0-8574

                          MICROWAVE POWER DEVICES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3622306
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

                              49 Wireless Boulevard
                         Hauppauge, New York 11788-3935
          (Address of principal executive offices, including zip code)

                                 (516) 231-1400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|   No |_|


As of August 13, 1996, there were 10,375,000 shares outstanding of the registrant's Common Stock, $.01 par value.

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX




PART I -- FINANCIAL INFORMATION                                     Page No.
                                                                    --------

ITEM 1. Consolidated Financial Statements
        Consolidated Balance Sheets -- June 30,
        1996 and December 31, 1995.................................... 3

        Consolidated Statements of Operations --
        Three and six months ended
        June 30, 1996 and 1995 ....................................... 4

        Consolidated Statements of Cash Flows --
        Six months ended June 30,
        1996 and 1995 ................................................ 5

        Notes to Consolidated Financial Statements.................... 6


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations........................... 7



PART II -- OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders ......... 12

ITEM 6. Exhibits and Reports on Form 8-K............................. 12



SIGNATURES........................................................... 13

PART I --  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.


                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                         June 30,      December 31,
                                                                                                           1996           1995
                                                                                                         --------       --------
                                                                                                       (unaudited)
                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................................................         $    307       $    388
     Accounts receivable, net of allowance for doubtful accounts of $67 ........................            7,108          9,426
     Inventories, net ..........................................................................           23,676         18,912
     Prepaid expenses and other current assets .................................................              481            480
     Deferred income taxes .....................................................................            3,829          2,515
                                                                                                         --------       --------
          Total current assets .................................................................           35,401         31,721
PROPERTY, PLANT AND EQUIPMENT, net .............................................................            8,419          8,364
INTANGIBLE ASSETS, net .........................................................................              358            382
INVESTMENT IN MARKETABLE SECURITIES AND OTHER LONG
   TERM ASSETS .................................................................................              771            760
                                                                                                         --------       --------
                                                                                                         $ 44,949       $ 41,227
                                                                                                         ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt .........................................................         $     45       $     40
     Accounts payable ..........................................................................            6,063          4,883
     Accrued liabilities .......................................................................            2,539          2,269
                                                                                                         --------       --------
          Total current liabilities ............................................................            8,647          7,192
                                                                                                         --------       --------
DEFERRED INCOME TAXES ..........................................................................              416            416
                                                                                                         --------       --------
LONG-TERM DEBT .................................................................................           13,888          9,678
                                                                                                         --------       --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
        issued or outstanding ..................................................................             --             --
     Common stock, $.01 par value; 25,000,000 shares authorized; 10,375,000
        shares issued and outstanding ..........................................................              104            104
     Additional paid-in capital ................................................................           23,276         23,276
     Notes receivable from shareholders ........................................................             (225)          (225)
     Retained earnings (accumulated deficit) ...................................................           (1,157)           786
                                                                                                         --------       --------
          Total shareholders' equity ...........................................................           21,998         23,941
                                                                                                         --------       --------
                                                                                                         $ 44,949       $ 41,227
                                                                                                         ========       ========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                  For the Three Months Ended              For the Six Months Ended
                                                                 ---------------------------            ---------------------------
                                                                  June 30,           June 30,           June 30,            June 30,
                                                                   1996               1995                1996                1995
                                                                 --------            -------            --------            -------
NET SALES ............................................           $ 11,019            $ 3,999            $ 22,278            $ 7,732
COST OF SALES ........................................              9,099              3,148              17,369              5,813
                                                                 --------            -------            --------            -------
          Gross profit ...............................              1,920                851               4,909              1,919
                                                                 --------            -------            --------            -------
OPERATING EXPENSES:
     General and administrative ......................                865                878               1,768              1,570
     Selling .........................................                961                983               2,038              1,792
     Research and development ........................              1,998                936               3,963              1,304
                                                                 --------            -------            --------            -------
                                                                    3,824              2,797               7,769              4,666
                                                                 --------            -------            --------            -------
          Loss from operations .......................             (1,904)            (1,946)             (2,860)            (2,747)
INTEREST EXPENSE, net ................................                213                280                 379                522
OTHER (INCOME) EXPENSE, net ..........................                 (1)                31                  (1)                40
                                                                 --------            -------            --------            -------
          Loss before income taxes ...................             (2,116)            (2,257)             (3,238)            (3,309)
BENEFIT FOR INCOME TAXES .............................               (936)              (901)             (1,295)            (1,324)
                                                                 --------            -------            --------            -------
          Net loss ...................................           $ (1,180)           $(1,356)           $ (1,943)           $(1,985)
                                                                 ========            =======            ========            =======



PER SHARE INFORMATION:
     Net loss per common share .......................           $  (0.11)           $ (0.18)           $  (0.19)           $ (0.26)
                                                                 ========            =======            ========            =======
     Weighted average common shares
             outstanding .............................             10,375              7,500              10,375              7,500
                                                                 ========            =======            ========            =======



The accompanying notes are an integral part of these consolidated statements.

                                   MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)

                                                                                                            For the Six Months Ended
                                                                                                           June 30,         June 30,
                                                                                                            1996              1995
                                                                                                           -------          -------
OPERATING ACTIVITIES:
     Net loss ....................................................................................         $(1,943)         $(1,985)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ..........................................................             602              455
          Deferred income taxes ..................................................................          (1,314)          (1,337)
          Loss on sale of property, plant and equipment ..........................................               0               12
          Loss on sale of investment in marketable securities ....................................               0               28
     Changes in operating assets and liabilities:
          Accounts receivable ....................................................................           2,318            2,621
          Inventories ............................................................................          (4,764)          (6,267)
          Prepaid expenses and other assets ......................................................             (24)             (93)
          Accounts payable and accrued liabilities ...............................................           1,450            1,729
                                                                                                           -------          -------
               Net cash used in operating activities .............................................          (3,675)          (4,837)
                                                                                                           -------          -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment .............................................            (647)            (408)
          Proceeds from sale of property, plant and equipment ....................................              15                7
          Investment in marketable securities ....................................................              11               12
                                                                                                           -------          -------
               Net cash used in investing activities .............................................            (621)            (389)
                                                                                                           -------          -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt ...........................................................               0                6
          Principal payments of long-term debt ...................................................             (40)             (40)
          Net proceeds from revolving line of credit .............................................           4,255            2,121
          Deferred financing costs ...............................................................               0               (4)
          Advances from affiliates, net ..........................................................               0            3,182

               Net cash provided by financing activities .........................................           4,215            5,265
                                                                                                           -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................................             (81)              39
CASH AND CASH EQUIVALENTS, beginning of year .....................................................             388              410
                                                                                                           -------          -------
CASH AND CASH EQUIVALENTS, end of period .........................................................         $   307          $   449
                                                                                                           =======          =======


SUPPLEMENTAL DATA:
     Cash paid for interest ......................................................................         $   429          $   486
                                                                                                           =======          =======
     Cash paid for income taxes ..................................................................         $    13          $    19
                                                                                                           =======          =======


The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996
                      (in thousands, except per share data)
                                   (unaudited)



     1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1995 audited consolidated financial statements included in the Company's 1995 Annual Report and the Company's 1995 Annual Report on Form 10-K filed with the SEC on April 1, 1996. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

     2. Earnings per share for the three and six months ended June 30, 1996 do not include the impact of outstanding options as the effect of their inclusion would be anti-dilutive.

     3. No stock options were granted, canceled or exercised during the second quarter of 1996 under either the 1995 or 1996 Stock Option Plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview

     Microwave Power Devices, Inc. ("Microwave Power Devices" or the "Company") commenced operations in 1967. During the past 29 years, the Company has designed, manufactured and marketed high power, solid-state, radio frequency ("RF") and microwave power amplifiers and related subsystems for military, medical, in-flight communications and, most recently, wireless telecommunications applications.

     The Company has historically been dependent upon the military market as its principal source of revenue. In 1992, as the military market was declining, the Company increased the scope of its business and entered commercial markets, thereby broadening its product offerings. The Company now develops precision high-power amplifiers for a variety of commercial uses.

     The Company is devoting significant resources to increase its commercial product offerings, particularly for the wireless telecommunications market. As a result, the Company's research and development expenses have increased because customer-funding of product developments costs, which is typical in the military market, is less prevalent in commercial markets.



Forward Looking Statements

     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Annual Report on Form 10-K, filed April 1, 1996, under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form S-1 dated September 29, 1995, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.




Results of Operations --
Second Quarters Ended June 30, 1996 and June 30, 1995

     Net Sales. Net sales increased by 176% to $11.0 million in the second quarter of 1996 from $4.0 million in the second quarter of 1995. This sales increase was predominantly due to shipments to two wireless telecommunications original equipment manufacturers ("OEMs") and, to a lesser extent, shipments to one foreign military OEM. Sales of commercial products increased by 163% to $7.2 million in the second quarter of 1996 from $2.7 million in the second quarter of 1995, representing 65% and 68%, respectively, of net sales in such periods. Sales of military products increased by 202% to $3.8 million in the second quarter of 1996 from $1.3 million in the second quarter of 1995, representing 35% and 32%, respectively, of net sales in such periods.

     International sales increased to $3.6 million in the second quarter of 1996 from $0.4 million in the second quarter of 1995, totaling 33% of net sales in the second quarter of 1996 compared to 9% in the second quarter of 1995. The increase in international sales was predominantly due to higher foreign wireless telecommunications OEM business. In the second quarter of 1996, sales to a foreign commercial OEM and a domestic commercial OEM accounted for 30% and 19%, respectively, of the Company's net sales. In the second quarter of 1995, sales to a domestic medical OEM accounted for 18% of the Company's net sales.

     Gross Profit. Gross profit increased by 126% to $1.9 million in the second quarter of 1996 from $0.8 million in the second quarter of 1995. This increase in gross profit was primarily due to the increased sales volume. The Company's gross profit margin (gross profit as a percentage of sales) decreased, however, to 17.4% in the second quarter of 1996 from 21.3% in the second quarter of 1995. This decrease was primarily due to a $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract. In addition, the second quarter of 1996 was also adversely affected by low gross profits experienced on two military OEM contracts, low gross profit realized on a small domestic wireless telecommunications OEM contract and the overall low gross profit obtainable on Cellular-CDMA multi-channel amplifiers.

     There can be no assurances that gross profit will improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with higher margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

     General and Administrative Expenses. General and administrative expenses remained relatively stable at $0.9 million in both the second quarters of 1996 and 1995, representing 7.9% and 21.9%, respectively, of net sales. The decrease in general and administrative expenses as a percentage of net sales was directly attributable to the overall sales volume growth in the second quarter of 1996 as compared to the second quarter of 1995.

     Selling Expenses. Selling expenses remained relatively stable at $1.0 million in both the second quarters of 1996 and 1995, representing 8.7% and 24.6%, respectively, of net sales. The decrease in selling expenses as a percentage of net sales was directly attributable to the overall sales volume growth in the second quarter of 1996 as compared to the second quarter of 1995.

     Research and Development Expenses. Research and development expenses increased by 113% to $2.0 million in the second quarter of 1996 from $0.9 million in the second quarter of 1995, representing 18.1% and 23.4%, respectively, of net sales. The increase in research and development expenses resulted primarily from increased wireless telecommunications and military product development. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continued investment in research and development.

     Interest Expense. Interest expense decreased by 24% to $0.2 million in the second quarter of 1996 from $0.3 million in the second quarter of 1995, primarily reflecting a loan repayment, in the latter part of 1995, to the Company's largest stockholder (through the utilization of a portion of the proceeds from the Company's initial public offering).

     Provision for Income Taxes. The Company's effective tax rate increased to 44.2% in the second quarter of 1996 from 39.9% in the second quarter of 1995. The higher rate in the second quarter of 1996 was due to the Company's current anticipation of a full year 1996 net loss thereby requiring a year-to-date adjustment in the current quarter for the lower effective tax rate used for the first quarter of 1996. The lower rate in the second quarter of 1995 was due to the net loss incurred by the Company, the benefit of which the Company expects to utilize to offset future taxable income.

Six Months Ended June 30, 1996 and June 30, 1995

     Net Sales. Net sales increased by 188% to $22.3 million in the first six months of 1996 from $7.7 million in the first six months of 1995. This sales increase was predominantly due to shipments to two wireless telecommunications OEMs. This is in line with the Company's transition from a dependent military supplier to a commercial manufacturer. Sales of commercial products increased by 289% to $16.9 million in the first six months of 1996 from $4.3 million in the first six months of 1995, representing 76% and 56%, respectively, of net sales in such periods. Sales of military products increased by 59% to $5.4 million in the first six months of 1996 from $3.4 million in the first six months of 1995, representing 24% and 44%, respectively, of net sales in such periods.

     International sales increased to $9.3 million in the first six months of 1996 from $0.8 million in the first six months of 1995, totaling 42% of net sales in the first six months of 1996 compared to 10% in the first six months of 1995. The increase in international sales was predominantly due to higher foreign wireless telecommunications OEM business. In the first six months of 1996, sales to a foreign commercial OEM and a domestic commercial OEM accounted for 39% and 17%, respectively, of the Company's net sales. In the first six months of 1995, sales to a domestic medical OEM accounted for 20% of the Company's net sales.

     Gross Profit. Gross profit increased by 156% to $4.9 million in the first six months of 1996 from $1.9 million in the first six months of 1995. This increase in gross profit was primarily due to the increased sales volume. The Company's gross profit margin (gross profit as a percentage of sales) decreased, however, to 22.0% in the first six months of 1996 from 24.8% in the first six months of 1995. This decrease was primarily due to a $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract. In addition, the first six months of 1996 was also adversely affected by lower than anticipated absorption of overhead expenses, higher commercial warranty expenses (as a percentage of net sales), low gross profits experienced on various military OEM contracts and the overall low gross profit obtainable on Cellular-CDMA multi-channel amplifiers.

     There can be no assurances that gross profit will improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with higher margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

     General and Administrative Expenses. General and administrative expenses increased by 13% to $1.8 million in the first six months of 1996 from $1.6 million in the first six months of 1995, representing 7.9% and 20.3%, respectively, of net sales. This increase was primarily the result of increased costs associated with being a public company. The decrease in general and administrative expenses as a percentage of net sales was directly attributable to the overall sales volume growth in the first six months of 1996 as compared to the first six months of 1995.

     Selling Expenses. Selling expenses increased by 14% to $2.0 million in the first six months of 1996 from $1.8 million in the first six months of 1995, representing 9.1% and 23.2%, respectively, of net sales. This increase resulted primarily from higher sales representative commissions partially offset by lower bid and proposal expenses. The decrease in selling expenses as a percentage of net sales was directly attributable to the overall sales volume growth in the first six months of 1996 as compared to the first six months of 1995.

     Research and Development Expenses. Research and development expenses increased by 204% to $4.0 million in the first six months of 1996 from $1.3 million in the first six months of 1995, representing 17.8% and 16.8%, respectively, of net sales. This increase resulted primarily from increased wireless telecommunications product development and, to a lesser extent, increased military product development. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continued investment in research and development.

     Interest Expense. Interest expense decreased by 27% to $0.4 million in the first six months of 1996 from $0.5 million in the first six months of 1995, primarily reflecting a loan repayment, in the latter part of 1995, to the

Company's largest stockholder (through the utilization of a portion of the proceeds from the Company's initial public offering).

     Provision for Income Taxes. The Company's effective tax rate for both the first six months of 1996 and 1995 was 40%. This rate was due to the net loss anticipated for the full year 1996 and incurred for the full year 1995, the benefit of which the Company expects to utilize to offset future taxable income.



Liquidity and Capital Resources

     In the fourth quarter of 1995, the Company successfully completed its initial public offering ("IPO") raising net proceeds to the Company of approximately $20.4 million from the Company's sale of 2,875,000 shares of Common Stock, including the underwriters' over-allotment option. Prior to its IPO and since September 1991, the Company had financed its operations and met its capital requirements through the following four sources: (i) cash provided by operating activities; (ii) loans from the Company's largest stockholder and its affiliates; (iii) the issuance of Industrial Development Revenue Bonds in the aggregate principal amount of $4.8 million; and (iv) a $9.0 million credit facility that was established with Fleet Capital Corporation in 1994 and which was increased to $12.0 million in February 1995.

     The Fleet Capital credit facility consists of a revolving line of credit and an equipment lease line of credit. These components of the credit facility bear interest at annual rates equal to the prime rate plus 1.0% and the prime rate plus 1.25%, respectively, and mature in April 1999. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable, 35% to 50% of raw materials and work-in-process inventories and 65% of eligible finished goods inventory (with borrowings based on aggregate eligible inventory limited to $6.0 million). At July 31, 1996, the Company's aggregate borrowings were approximately equal to its availability. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and provisions for maintaining certain financial ratios. On August 12, 1996, the Company and Fleet Capital amended the loan agreement to provide for a waiver of a financial covenant for the quarter ended June 30, 1996. In addition, the Company and Fleet Capital revised certain financial covenants and added an additional financial covenant, all of which became effective as of June 30, 1996.

     Operating activities used net cash of $3.7 million and $4.8 million in the first six months of 1996 and 1995, respectively. From December 31, 1995 to June 30, 1996, accounts receivable decreased by $2.3 million while inventory and accounts payable increased by $4.8 million and $1.2 million, respectively. The decrease in accounts receivable was due to a more gradual increase in the level of monthly shipments in the second quarter of 1996 as compared to the significant increase in shipments that occurred late in the fourth quarter of 1995, as well as the normal collection of receivables. The increase in inventory was primarily due to an increase in raw material/component inventory and work-in-process inventory for wireless telecommunications products caused by a slower than expected PCS-CDMA rollout in the U.S. wireless telecommunications infrastructure market and, to a lesser extent, continued pre-production efforts on long term military contracts. The increase in accounts payable was primarily due to material purchases associated with the above inventory growth. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $0.6 million and $0.4 million in the first six months of 1996 and 1995, respectively. Financing activities which consisted primarily of net proceeds from the revolving line of credit and net advances from affiliates, provided net cash of $4.2 million and $5.3 million in the first six months of 1996 and 1995, respectively.

     Capital expenditures were $0.6 million and $0.4 million in the first six months of 1996 and 1995, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility. Principal expenditures for the first six months of 1996 included engineering and manufacturing test equipment, the expansion of the Company's parking area, sales demonstration equipment, a new wireless telecommunications trade show booth and personal computer upgrades. The Company anticipates making additional capital expenditures of $1.1 million during the remainder of 1996, including the purchase of additional engineering and manufacturing test equipment as well as continued upgrades to its CAE/CAD systems. The contemplated expansion to the Company's existing facility has been put on hold indefinitely.

     As of June 30, 1996, the Company had working capital of approximately $26.8 million, compared to approximately $24.5 million as of December 31, 1995. Working capital as of June 30, 1996 included approximately $7.1 million and $23.7 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of June 30, 1996 was 4.1:1, compared with a current ratio of 4.4:1 as of December 31, 1995. As of June 30, 1996, the Company's debt to equity ratio was 0.6:1, compared with a debt to equity ratio of 0.4:1 as of December 31, 1995.

     The Company believes that cash generated from operations, amounts available under its credit facility, and/or third party financing will be sufficient to fund necessary capital expenditures and to provide adequate working capital for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations, and, if required, that such financing will be available on commercially reasonable terms. In addition, the Company may require additional financing after such date to fund its operations.

PART II -- OTHER INFORMATION


     ITEM 4.  Submission  of  Matters  to a Vote  of  Security  Holders.

     At the Company's Annual Meeting of Stockholders held Thursday, May 2, 1996, at 11:00 A.M., local time, at the offices of Proskauer Rose Goetz & Mendelsohn LLP, 1585 Broadway, 26th Floor, New York, New York 10036, the following items were voted upon:


                                               For         Against    Abstain
                                            ---------      -------    -------

         1. Election of Directors:
                George J. Sbordone          9,110,579          0       2,019
                Edward J. Shubel            9,110,698          0       1,900
                Merril M. Halpern           9,109,698          0       2,900
                A. Lawrence Fagan           9,104,578          0       8,020
                Alfred Weber                9,104,698          0       7,900
                David J. Aldrich            9,109,698          0       2,900
                Warren A. Law               9,105,578          0       7,020
                James Silver                9,110,698          0       1,900

         2. Adoption of the 1996
         Stock Option Plan                  7,844,308  1,218,450      49,840

         3. Ratify the appointment of
         Arthur Andersen LLP                9,095,858      3,000      13,740



ITEM 6.    Exhibits and Reports on Form 8-K.
         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MICROWAVE POWER DEVICES, INC.
                                               (Registrant)


Dated:   August 13, 1996                 /s/ Edward J. Shubel
                                         --------------------
                                         By: Edward J. Shubel
                                             President and CEO


Dated:   August 13, 1996                 /s/ Paul E. Donofrio
                                         --------------------
                                         By: Paul E. Donofrio
                                         Vice President Finance/CFO
                                         (Principal Financial and Accounting
                                           Officer)