Form 10-Q
period 1996-09-30
MICROWAVE POWER DEVICES INC
filed 1996-11-13
CIK 65781

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________________ to  ___________________.


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

                                   Yes X .   No_____.


As of November 12, 1996, there were 10,375,000 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX




PART I -- FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets --
          September 30, 1996 and December 31, 1995 ...................     3

          Consolidated Statements of Operations --
          Three and nine months ended September 30, 1996 and 1995 ....     4

          Consolidated Statements of Cash Flows --
          Nine months ended September 30, 1996 and 1995 ..............     5

          Notes to Consolidated Financial Statements .................     6


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................     7



PART II -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K ...........................    12



SIGNATURES ...........................................................    13

PART I -- FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.


                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                      September 30,     December 31,
                                                                                                          1996             1995
                                                                                                       ----------      -------------
                                                                                                       (unaudited)

                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................................................         $    385          $    388
     Accounts receivable, net of allowance for doubtful accounts of $67 ........................            6,576             9,426
     Inventories, net ..........................................................................           17,474            18,912
     Prepaid expenses and other current assets .................................................              603               480
     Deferred income taxes .....................................................................              926             2,515
                                                                                                         --------          --------
          Total current assets .................................................................           25,964            31,721
PROPERTY, PLANT AND EQUIPMENT, net .............................................................            8,132             8,364
INTANGIBLE ASSETS, net .........................................................................              346               382
DEFERRED INCOME TAXES - LONG-TERM ..............................................................            5,377              --
INVESTMENT IN MARKETABLE SECURITIES AND OTHER LONG
   TERM ASSETS .................................................................................              902               760
                                                                                                         --------          --------
                                                                                                         $ 40,721          $ 41,227
                                                                                                         ========          ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt .........................................................         $     45          $     40
     Accounts payable ..........................................................................            6,004             4,883
     Accrued liabilities .......................................................................            3,198             2,269
                                                                                                         --------          --------
          Total current liabilities ............................................................            9,247             7,192
                                                                                                         --------          --------
DEFERRED INCOME TAXES ..........................................................................              416               416
                                                                                                         --------          --------

LONG-TERM DEBT .................................................................................           12,758             9,678
                                                                                                         --------          --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
        issued or outstanding ..................................................................             --                --
     Common stock, $.01 par value; 25,000,000 shares authorized; 10,375,000
        shares issued and outstanding ..........................................................              104               104
     Additional paid-in capital ................................................................           23,276            23,276
     Notes receivable from shareholders ........................................................             (225)             (225)
     Retained earnings (accumulated deficit) ...................................................           (4,855)              786
                                                                                                         --------          --------
          Total shareholders' equity ...........................................................           18,300            23,941
                                                                                                         --------          --------
                                                                                                         $ 40,721          $ 41,227
                                                                                                         ========          ========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.




                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                                  For the Three Months Ended            For the Nine Months Ended
                                                                  --------------------------            --------------------------
                                                                September 30,     September 30,      September 30,     September 30,
                                                                    1996               1995               1996               1995
                                                                -------------     -------------      -------------     -------------


NET SALES ..............................................          $ 11,449           $  7,010           $ 33,727           $ 14,742
COST OF SALES ..........................................            13,882              5,142             31,251             10,955
                                                                  --------           --------           --------           --------
          Gross profit (deficit) .......................            (2,433)             1,868              2,476              3,787
                                                                  --------           --------           --------           --------
OPERATING EXPENSES:
     General and administrative ........................               720                736              2,488              2,306
     Selling ...........................................               885                762              2,923              2,554
     Research and development ..........................             1,832              1,317              5,795              2,621
                                                                  --------           --------           --------           --------
                                                                     3,437              2,815             11,206              7,481
                                                                  --------           --------           --------           --------
          Loss from operations .........................            (5,870)              (947)            (8,730)            (3,694)
INTEREST EXPENSE, net ..................................               291                425                670                947
OTHER EXPENSE, net .....................................                 4                 12                  3                 52
                                                                  --------           --------           --------           --------
          Loss before income taxes .....................            (6,165)            (1,384)            (9,403)            (4,693)
BENEFIT FOR INCOME TAXES ...............................            (2,466)              (553)            (3,761)            (1,877)
                                                                  --------           --------           --------           --------
          Net loss .....................................          $ (3,699)          $   (831)          $ (5,642)          $ (2,816)
                                                                  ========           ========           ========           ========



PER SHARE INFORMATION:
     Net loss per common share .........................          $  (0.36)          $  (0.11)          $  (0.54)          $  (0.38)
                                                                  ========           ========           ========           ========
     Weighted average common shares
             outstanding ...............................            10,375              7,500             10,375              7,500
                                                                  ========           ========           ========           ========



              The accompanying notes are an integral part of these
                            consolidated statements.


                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                               For the Nine Months Ended
                                                                                             ------------------------------
                                                                                             September 30,    September 30,
                                                                                                 1996            1995
                                                                                                 ----            ----
OPERATING ACTIVITIES:
     Net loss ............................................................................      $(5,642)      $(2,816)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ..................................................          893           702
          Deferred income taxes ..........................................................       (3,788)       (1,902)
          Loss on sale of property, plant and equipment ..................................            3            23
          Loss on sale of investment in marketable securities ............................            0            28
     Changes in operating assets and liabilities:
          Accounts receivable ............................................................        2,849           745
          Inventories ....................................................................        1,439        (9,765)
          Prepaid expenses and other assets ..............................................         (271)       (1,176)
          Accounts payable and accrued liabilities .......................................        2,110         5,537
                                                                                                -------       -------
               Net cash used in operating activities .....................................       (2,407)       (8,624)
                                                                                                 -------       -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment .....................................         (702)       (1,230)
          Proceeds from sale of property, plant and equipment ............................           15             8
          Investment in marketable securities ............................................            5             7
                                                                                                -------       -------
               Net cash used in investing activities .....................................         (682)       (1,215)
                                                                                                -------       -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt ...................................................            0           804
          Principal payments of long-term debt ...........................................          (40)          (40)
          Net proceeds from revolving line of credit .....................................        3,126         4,873
          Deferred financing costs .......................................................            0           (26)
          Advances from affiliates, net ..................................................            0         4,335
                                                                                                -------       -------
               Net cash provided by financing activities .................................        3,086         9,946
                                                                                                -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................           (3)          107
CASH AND CASH EQUIVALENTS, beginning of year .............................................          388           410
                                                                                                -------       -------
CASH AND CASH EQUIVALENTS, end of period .................................................      $   385       $   517
                                                                                                =======       =======


SUPPLEMENTAL DATA:
     Cash paid for interest ..............................................................      $   748       $   839
                                                                                                =======       =======
     Cash paid for income taxes ..........................................................      $    17       $    22
                                                                                                =======       =======


              The accompanying notes are an integral part of these
                            consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                 (in thousands, except share and per share data)
                                   (unaudited)



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

     2. Earnings per share for the three and nine months ended September 30, 1996 do not include the impact of outstanding options as the effect of their inclusion would be anti-dilutive.

     3. The following stock options were granted, canceled or exercised during the third quarter of 1996 under either the 1995 or 1996 Stock Option Plans:

          Granted        Canceled                      Exercised
          -------        --------                      ---------
          None           4,875     @    $ 8.00         None
                         2,500     @    $10.75

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
     Microwave Power Devices, Inc. ("Microwave Power Devices" or the "Company") commenced operations in 1967. During the past 29 years, the Company has designed, manufactured and marketed high power, solid-state, radio frequency ("RF") and microwave power amplifiers and related subsystems for military, medical, satellite and, most recently, wireless telecommunications applications.

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



Forward-Looking Statements
     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Annual Report on Form 10-K, filed April 1, 1996, under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form S-1 dated September 29, 1995, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.




Results of Operations --
Third Quarters Ended September 30, 1996 and September 30, 1995

     Net Sales. Net sales increased by 63% to $11.4 million in the third quarter of 1996 from $7.0 million in the third quarter of 1995. This sales increase was predominantly due to higher shipments to two wireless telecommunications original equipment manufacturers ("OEMs") and shipments to a satellite communications OEM. Sales of commercial products increased by 68% to $8.0 million in the third quarter of 1996 from $4.8 million in the third quarter of 1995, representing 70% and 69%, respectively, of net sales in such periods. Sales of military products increased by 53% to $3.4 million in the third quarter of 1996 from $2.2 million in the third quarter of 1995, representing 30% and 31%, respectively, of net sales in such periods.

     International sales increased by 75% to $6.9 million in the third quarter of 1996 from $3.9 million in the third quarter of 1995, totaling 61% of net sales in the third quarter of 1996 compared to 56% in the third quarter of 1995. The increase in international sales was predominantly due to higher foreign military business for Republic's products and higher foreign wireless telecommunications OEM business. In the third quarter of 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 40% and 16%, respectively, of the Company's net sales. In the third quarter of 1995, sales to a foreign wireless telecommunications OEM (Customer A) accounted for 50% of the Company's net sales.

     Gross Profit (Deficit). Gross profit decreased by 230% to $(2.4) million in the third quarter of 1996 from $1.9 million in the third quarter of 1995. The Company's gross profit margin (gross profit as a percentage of sales) also decreased to (21.3)% in the third quarter of 1996 from 26.6% in the third quarter of 1995. This decrease was primarily due to a $4.9 million write-off of wireless multi-channel work-in-process inventory caused by currently diminished demand for these particular products and, to a lesser extent, a $0.7 million write-off of wireless single channel work-in-process inventory caused by a domestic commercial OEM's decision to internally manufacture amplifiers for the production portion of the PCS-TDMA program. In addition, the third quarter of 1996 was also adversely affected by the overall low gross profit margin obtainable on Cellular-CDMA multi-channel amplifiers, low gross profit margins experienced on various military OEM contracts, higher commercial warranty expenses (as a percentage of net sales) and low gross profit margins experienced on various other commercial OEM contracts.

     Certain of the Company's inventory costing techniques involve developing a standard cost which estimates the average, or standard, cost per unit over the extended life cycle of a product. Such costs include labor, material, other direct costs and related overheads. If the extended life cycle of a product does not materialize or if there can be no reasonable certainty that product maturation will take place within the near future, further write-offs of work-in-process inventory would be required as a re-evaluation of the standard cost for that product would be necessary. Such write-offs could materially adversely affect the Company's gross profit and results of operations.

     There can be no assurances that gross profit will improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with higher margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

     General and Administrative Expenses. General and administrative expenses remained relatively stable at $0.7 million in both the third quarters of 1996 and 1995, representing 6.3% and 10.5%, respectively, of net sales. The decrease in general and administrative expenses as a percentage of net sales was directly attributable to the overall sales volume growth in the third quarter of 1996 as compared to the third quarter of 1995.

     Selling Expenses. Selling expenses increased by 16% to $0.9 million in the third quarter of 1996 from $0.8 million in the third quarter of 1995, representing 7.7% and 10.9%, respectively, of net sales. The increase in selling expenses resulted primarily from higher accrued warranty expenses. The decrease in selling expenses as a percentage of net sales was directly attributable to the overall sales volume growth in the third quarter of 1996 as compared to the third quarter of 1995.

     Research and Development Expenses. Research and development expenses increased by 39% to $1.8 million in the third quarter of 1996 from $1.3 million in the third quarter of 1995, representing 16.0% and 18.7%, respectively, of net sales. The increase in research and development expenses resulted primarily from higher wireless telecommunications product development. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continued investment in research and development.

     Interest Expense. Interest expense decreased by 32% to $0.3 million in the third quarter of 1996 from $0.4 million in the third quarter of 1995, primarily reflecting loan repayments, in the latter part of 1995, to the Company's largest stockholder and its affiliates (through the utilization of a portion of the proceeds from the Company's initial public offering).

     Provision for Income Taxes. The Company's effective tax rate for both the third quarters of 1996 and 1995 was 40.0%. This rate was due to the net loss anticipated for the full year 1996 and incurred for the full year 1995, the benefit of which the Company expects to utilize to offset future taxable income, as prescribed by FAS 109. There can be no assurances that the Company will experience taxable income in the future.

Nine Months Ended September 30, 1996 and September 30, 1995

     Net Sales. Net sales increased by 129% to $33.7 million in the first nine months of 1996 from $14.7 million in the first nine months of 1995. This sales increase was predominantly due to higher shipments to two wireless telecommunications OEMs and, to a lesser extent, shipments to a satellite communications OEM. This is in line with the Company's transition from military dependence to a dual supplier of commercial and military products. Sales of commercial products increased by 174% to $24.9 million in the first nine months of 1996 from $9.1 million in the first nine months of 1995, representing 74% and 62%, respectively, of net sales in such periods. Sales of military products increased by 57% to $8.8 million in the first nine months of 1996 from $5.6 million in the first nine months of 1995, representing 26% and 38%, respectively, of net sales in such periods.

     International sales increased by 244% to $16.2 million in the first nine months of 1996 from $4.7 million in the first nine months of 1995, totaling 48% of net sales in the first nine months of 1996 compared to 32% in the first nine months of 1995. The increase in international sales was predominantly due to higher foreign wireless telecommunications OEM business and, to a lesser extent, higher foreign military business for Republic's products. In the first nine months of 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 39% and 17%, respectively, of the Company's net sales. In the first nine months of 1995, sales to a foreign wireless telecommunications OEM (Customer A) and a domestic medical OEM
(Customer C) accounted for 27% and 15%, respectively, of the Company's net sales.

     Gross Profit. Gross profit decreased by 35% to $2.5 million in the first nine months of 1996 from $3.8 million in the first nine months of 1995. The Company's gross profit margin (gross profit as a percentage of sales) also decreased to 7.3% in the first nine months of 1996 from 25.7% in the first nine months of 1995. This decrease was primarily due to a $4.9 million write-off of wireless multi-channel work-in-process inventory caused by currently diminished demand for these particular products, a $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract (caused by the Company's failure to meet product specifications within a given time frame) and a $0.7 million write-off of wireless single channel work-in-process inventory caused by a domestic commercial OEM's decision to internally manufacture amplifiers for the production portion of the PCS-TDMA program. In addition, the first nine months of 1996 was also adversely affected by low gross profit margins experienced on various military OEM contracts, the overall low gross profit margin obtainable on Cellular-CDMA multi-channel amplifiers, higher commercial warranty expenses (as a percentage of net sales) and low gross profit margins experienced on various other commercial OEM contracts.

     Certain of the Company's inventory costing techniques involve developing a standard cost which estimates the average, or standard, cost per unit over the extended life cycle of a product. Such costs include labor, material, other direct costs and related overheads. If the extended life cycle of a product does not materialize or if there can be no reasonable certainty that product maturation will take place within the near future, further write-offs of work-in-process inventory would be required as a re-evaluation of the standard cost for that product would be necessary. Such write-offs could materially adversely affect the Company's gross profit and results of operations.

     Certain of the purchase orders or contracts comprising backlog at September 30, 1996 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customer would materially adversely affect the Company's business, financial condition and results of operations.

     There can be no assurances that gross profit will improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with higher margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

     General and Administrative Expenses. General and administrative expenses increased by 8% to $2.5 million in the first nine months of 1996 from $2.3 million in the first nine months of 1995, representing 7.4% and 15.6%, respectively, of net sales. The increase in general and administrative expenses was primarily the result of higher costs associated with being a public company. The decrease in general and administrative expenses as a percentage of net sales was directly attributable to the overall sales volume growth in the first nine months of 1996 as compared to the first nine months of 1995.

     Selling Expenses. Selling expenses increased by 14% to $2.9 million in the first nine months of 1996 from $2.6 million in the first nine months of 1995, representing 8.6% and 17.3%, respectively, of net sales. The increase in selling expenses resulted primarily from higher sales representative commissions and higher accrued warranty expenses partially offset by lower bid & proposal expenses and lower advertising expenses. The decrease in selling expenses as a percentage of net sales was directly attributable to the overall sales volume growth in the first nine months of 1996 as compared to the first nine months of 1995.

     Research and Development Expenses. Research and development expenses increased by 121% to $5.8 million in the first nine months of 1996 from $2.6 million in the first nine months of 1995, representing 17.2% and 17.8%, respectively, of net sales. This increase resulted primarily from higher wireless telecommunications product development and, to a lesser extent, higher military product development. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continued investment in research and development.

     Interest Expense. Interest expense decreased by 29% to $0.7 million in the first nine months of 1996 from $0.9 million in the first nine months of 1995, primarily reflecting a loan repayment, in the latter part of 1995, to the Company's largest stockholder (through the utilization of a portion of the proceeds from the Company's initial public offering) and, in addition, lower borrowings against the Company's credit facility.

     Provision for Income Taxes. The Company's effective tax rate for both the first nine months of 1996 and 1995 was 40%. This rate was due to the net loss anticipated for the full year 1996 and incurred for the full year 1995, the benefit of which the Company expects to utilize to offset future taxable income, as prescribed by FAS 109. There can be no assurances that the Company will experience taxable income in the future.



Liquidity and Capital Resources

     In the fourth quarter of 1995, the Company successfully completed its initial public offering ("IPO") raising net proceeds to the Company of approximately $20.4 million from the Company's sale of 2,875,000 shares of Common Stock, including the underwriters' over-allotment option. Since the IPO, the Company has financed its operations and met its capital requirements through the following two sources: (i) cash provided by operating activities; and (ii) a credit facility with Fleet Capital Corporation.

     The Fleet Capital credit facility consists of a revolving line of credit and an equipment lease line of credit. These components of the credit facility bear interest at annual rates equal to the prime rate plus 1.0% and the prime rate plus 1.25%, respectively, and mature in April 1999. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable, 35% to 50% of raw materials and work-in-process inventories and 65% of eligible finished goods inventory (with borrowings based on aggregate eligible inventory limited to $6.0 million). The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and provisions for maintaining certain financial ratios. On November 8, 1996, the Company and Fleet Capital amended the loan agreement to provide for a waiver of all financial covenants for the quarter ended September 30, 1996. In addition, this amendment included revisions to the following terms of the Fleet Capital credit facility: (i) the credit facility was reduced from $12.0 million to $8.4 million, (ii) the 50% calculation used for wireless work-in-process inventory, when determining the borrowing base, will be reduced by 1% per week for the next fifteen consecutive weeks until 35% is reached, (iii) the aggregate eligible inventory limit of $6.0 million, used when determining the borrowing base, will be reduced by $0.04 million per week for the next eight consecutive weeks until $5.68 million is reached.

     Operating activities used net cash of $2.4 million and $8.6 million in the first nine months of 1996 and 1995, respectively. From December 31, 1995 to September 30, 1996, accounts receivable and inventory decreased by $2.8 million and $1.4 million, respectively, while accounts payable and accrued liabilities increased by $2.1 million. The decrease in accounts receivable was primarily due to a more linear level of monthly shipments in the third quarter of 1996 as compared to the significant increase in shipments that occurred late in the fourth quarter of 1995, as well as the normal collection of receivables. The decrease in inventory was predominantly due to a reduction in wireless work-in-process inventory primarily related to the above referenced wireless multi-channel write-offs partially offset by an increase in wireless raw material/component inventory. The increase in accounts payable and accrued liabilities was primarily due to a temporary slowing of vendor payments as the Company balanced cash disbursements against its credit facility availability. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $0.7 million and $1.2 million in the first nine months of 1996 and 1995, respectively. Financing activities, which consisted primarily of net proceeds from the revolving line of credit and net advances from affiliates, provided net cash of $3.1 million and $9.9 million in the first nine months of 1996 and 1995, respectively.

     Capital expenditures were $0.7 million and $1.2 million in the first nine months of 1996 and 1995, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility. Principal expenditures for the first nine months of 1996 included engineering and manufacturing test equipment, the expansion of the Company's parking area, construction work-in-progress for the proposed facility expansion (currently on hold), personal computer upgrades, sales demonstration equipment and a new wireless telecommunications trade show booth. The Company anticipates making additional capital expenditures of $0.3 million during the remainder of 1996, including the purchase of additional engineering and manufacturing test equipment as well as continued upgrades to its CAE/CAD systems.

     As of September 30, 1996, the Company had working capital of approximately $16.7 million, compared to approximately $24.5 million as of December 31, 1995. Working capital as of September 30, 1996 included approximately $6.6 million and $17.5 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of September 30, 1996 was 2.8:1, compared with a current ratio of 4.4:1 as of December 31, 1995. As of September 30, 1996, the Company's debt to equity ratio was 0.7:1, compared with a debt to equity ratio of 0.4:1 as of December 31, 1995.

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

PART II -- OTHER INFORMATION
----------------------------


ITEM 6. Exhibits and Reports on Form 8-K.
     (a)Exhibit 27.1     Financial Data Schedule.

     (b)No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICROWAVE POWER DEVICES, INC.
                                    (Registrant)


Dated:   November 12, 1996         /s/ Edward J. Shubel
       ---------------------       --------------------
                                   By: Edward J. Shubel
                                       President and CEO


Dated:   November 12, 1996         /s/ Paul E. Donofrio
       ---------------------       --------------------
                                   By: Paul E. Donofrio
                                   Vice President Finance/CFO
                                  (Principal Financial and Accounting Officer)