Form 10-K
period 1996-12-31
MICROWAVE POWER DEVICES INC
filed 1997-03-28
CIK 65781

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                           Commission File No. 0-8574

                          MICROWAVE POWER DEVICES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   13-3622306
    (State or other jurisdiction of             (I.R.S. Employer Identification)
     incorporation or organization)

             49 Wireless Boulevard
             Hauppauge, New York                             11788-3935
   (Address of principal executive offices)                   (Zip Code)

                                 (516) 231-1400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 6, 1997: $14,206,503.

Number of shares of Common Stock outstanding as of March 6, 1997: 10,375,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                          MICROWAVE POWER DEVICES, INC.
                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
                                -----------------

Item No.                                                                   Page
--------                                                                   ----

Part I
         1. Business ......................................................    3
         2. Properties ....................................................   16
         3. Legal Proceedings .............................................   16
         4. Submission of Matters to a Vote of Security Holders ...........   16

Part II
         5. Market for Registrant's Common Equity
            and Related Stockholder Matters ...............................   17
         6. Selected Consolidated Financial Data ..........................   18
         7. Management's Discussion and Analysis
             of Financial Condition and Results of Operations .............   19
         8. Financial Statements and Supplementary Data ...................   24
         9. Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure ...........   24

Part III
         10.Directors and Executive Officers of the Registrant ............   25
         11.Executive Compensation ........................................   25
         12.Security Ownership of Certain Beneficial Owners and Management    25
         13.Certain Relationships and Related Transactions ................   25

Part IV
         14.Exhibits, Financial Statements and Reports on Form 8-K ........   25

Signatures ................................................................   26

Exhibit Index .............................................................   27

                                     PART I

ITEM 1.  BUSINESS

General

     Microwave Power Devices, Inc. (the "Company") designs, manufactures and sells highly linear power amplifiers and related subsystems to the worldwide wireless telecommunications market. These amplifiers, which are a key component in cellular base stations and other wireless telecommunications networks (including personal communications services ("PCS")), increase the power of radio frequency ("RF") and microwave signals with low distortion. The Company's wireless telecommunications products consist of solid-state, RF and microwave, single and multi-channel power amplifiers that support a broad range of analog and digital transmission protocols including AMPS, CDMA, TDMA, TACS and GSM. These products are marketed to the cellular, PCS, paging and wireless local loop segments of the wireless telecommunications industry. The Company's largest wireless telecommunications customers are integrated wireless telecommunications original equipment manufacturers ("OEMs"). The Company is also pursuing opportunities with emerging wireless telecommunications infrastructure equipment manufacturers and service providers.

     In addition to its presence in the wireless telecommunications industry, the Company designs and manufactures high-power, solid-state amplifiers for satellite communications and medical applications. The Company also designs and manufactures amplifiers and other products for the military market.

     The Company is capitalizing on its 29 years of experience developing power amplifiers for the military market by transitioning that technology to commercial applications. The Company began devoting substantial resources to the wireless telecommunications market at the end of 1994, and has already achieved significant market penetration. The Company has received purchase orders from Lucent Technologies ("Lucent") and LG Information and Communications, Ltd. ("LGIC" or "Goldstar") and, as part of its business strategy, is actively seeking to expand its business with these and other integrated wireless telecommunications OEMs, as well as with emerging industry participants.

     The Company was incorporated in Delaware in July 1991 to acquire the stock of MPD Technologies, Inc., the Company's operating subsidiary. MPD Technologies, Inc. was incorporated in New York in 1967.

Forward-Looking Statements

     Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Part I, Item 1, "Business," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth under Part I, Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form S-1 dated September 29, 1995, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report on Form 10-K.

Wireless Telecommunications Industry Background

     Wireless service providers compete in dynamic markets characterized by evolving industry standards, technologies and applications. In recent years, there has been a significant increase in the demand for wireless telecommunications services from business and consumer users worldwide. This trend has been driven by lower overall subscriber costs made possible by changes in the regulatory environment that encourage competition and the emergence of new enabling technologies. Wireless service providers are seeking to increase system capacity in order to accommodate the growing number of subscribers. To increase capacity, these service providers are investing in infrastructure equipment that provides greater efficiency in the management of the limited spectrum licensed to them.

     Cellular service has been one of the fastest growing segments of the wireless telecommunications market. The U.S. Department of Commerce estimates that there were approximately 87 million cellular subscribers worldwide at year-end 1995, as compared to approximately 52 million and 33 million at year-end 1994 and 1993, respectively. The growth in cellular communications has required, and will continue to require, substantial investment by cellular service providers in wireless infrastructure equipment. Moreover, intensified competition among cellular service providers is resulting in declining costs to end-users as well as new types of service offerings. In response to the increase in subscribers, cellular service providers are taking steps to expand the capacity of their existing systems, such as incorporating microcellular networks, converting from analog to digital protocols and implementing adaptive channel allocation.

     Partially in response to concerns about the limited capacity of existing cellular networks, the Federal Communications Commission ("FCC") began to allocate spectrum for new wireless services in 1989. This has led to the auctioning of spectrum for PCS, a new licensed wireless telecommunications service. PCS proponents believe that increased competition, brought about by the availability of additional spectrum, will significantly lower rates, leading to an increase in demand for wireless services. PCS applications may include mobile telephone services, personal digital services and long distance carrier bypass of local exchange carriers.

     In many developing countries, where access to the public switch telephone network ("PSTN") by the general population is significantly less than in developed countries, the Company believes that wireless telecommunications systems are the most economic means to provide basic telephone service. The expense, difficulty and time requirements of building and maintaining a cellular network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may provide the primary service platform for both mobile and fixed telecommunications applications. In a wireless local loop system, channels use radio systems instead of wireline networks to connect telephone subscribers to the PSTN. The Company believes that the potential opportunities for wireless telecommunications in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunications systems. The Company also believes that in developed countries, market trends such as deregulation and increased competition for subscribers are leading to the increased use of wireless local loop systems as an alternative to the existing wireline network.

     The same factors which are driving the growth of wireless telecommunications services and equipment sales are also creating new market dynamics for industry participants. The Company believes that competition among service providers for subscribers will intensify and that future market growth will be realized primarily through the penetration of the consumer market. The shift of the customer base from relatively high-usage, price-insensitive business subscribers to price-sensitive consumer subscribers is expected to lead to reduced revenue per subscriber. The Company also expects that increasing competition for subscribers and decreasing revenue per subscriber will cause wireless service providers to seek the most cost-effective infrastructure available without sacrificing quality. In addition, the uncertainty surrounding analog and emerging digital protocols provides an incentive for service providers to minimize platform and protocol selection risk. These changing market conditions, the emergence of open hardware standards and protocols, and new market entrants in the form of PCS providers create an opportunity for new equipment suppliers to emerge.

Power Amplification

     Given the large expenditures associated with wireless telecommunications infrastructure equipment, those wireless service providers that are able to increase the efficiency and lower the cost of new and existing systems, while improving reliability, will be positioned to compete most effectively. The Company believes that the following five factors must be addressed by amplifier manufacturers in order to compete effectively in this evolving market:

     o Linearity. Wireless service providers' ability to manage scarce spectrum resources more effectively and accommodate a larger number of subscribers is largely dependent on their ability to broadcast signals with high linearity, which pertains to the ability of a component to amplify a wave form without altering its characteristics in undesirable ways. Linear amplifiers allow signals to be amplified without introducing spurious emissions that might interfere with adjacent channels. Higher linearity increases the capacity of cellular systems by enabling a more efficient use of digital transmission technologies, microcellular architectures and adaptive channel allocation. In current cellular systems, the power amplifier is generally the source of the greatest amount of signal distortion. Consequently, obtaining power amplifiers with high linearity is critical to wireless service providers' ability to improve spectrum efficiency.

     o Analog to Digital Transition. Traditional cellular systems, which are based on analog technology, are capable of carrying only one call per channel. Such systems are being supplanted by digital systems, which allow a given channel to carry multiple calls simultaneously thereby increasing system capacity. In addition, in order to maintain compatibility with existing analog subscriber equipment while converting their systems to a digital platform, many wireless service providers in the United States are installing dual mode systems that support both digital and analog technologies simultaneously.

     o Multiple Protocols. Current and emerging wireless networks throughout the world utilize different protocols. In order to address the needs of OEMs and service providers, design and development efforts must result in amplifiers that can be used for each specific protocol. Current analog protocols include AMPS, TACS and NMT, and current digital protocols include CDMA, TDMA and GSM. Digital protocols that are being utilized in emerging PCS systems include CDMA, TDMA and GSM.

     o Multi-Channel Functionality. Single channel amplifiers require a separate power amplifier and cavity filter for each channel. Multi-channel power amplifiers allow for the simultaneous amplification of all channels within a base station. Multi-channel power amplifiers require significantly higher linearity compared to single channel designs, but do not require separate, high-maintenance, tunable cavity filters. This architecture allows less space to be allocated to the amplifier in the base station, while also reducing deployment and maintenance costs. In addition, multi-channel amplification functionality enables adaptive channel allocation which instantaneously allocates unused channels between cell sites in order to increase system capacity.

     o Reliability and Low Maintenance. The Company believes that the power amplifier in cell sites historically has been the single most common point of equipment failure in wireless telecommunications networks. Increasingly reliable power amplifiers, therefore, will improve the level of service offered by wireless service providers, while reducing their operating costs. In addition, multi-channel amplifiers eliminate the need for high-maintenance, tunable cavity filters, which should further reduce costs.

     By drawing on its experience in producing high-quality, custom amplifiers for the military market, the Company has developed the technical capabilities to achieve high linearity in its amplification products. The Company has developed products that support a number of existing analog and digital protocols, and is continuing to develop new products for other protocols. Certain of the Company's products support both analog and digital protocols in a dual mode format. The Company has also developed and is supplying multi-channel amplification products that integrate the functions of multiple power amplifiers and cavity filters into a single smaller unit. The Company has consistently manufactured highly reliable amplifiers that conform to stringent military specifications and effective March 25, 1996, the Company obtained ISO 9001 certification, which the Company believes will ensure even greater process and quality control.

     The Company uses CAE/CAD and computer-aided modeling, solid-state device physics, advanced signal processing techniques and digital control systems in the development of its products. The Company designs amplifiers to be manufactured in high volumes at low cost. The integration of the Company's design and production processes is a key element in the Company's ability to address wireless telecommunications OEMs' quantity and time to market requirements for power amplification products.

Strategy

     The Company's objective is to be one of the leading independent suppliers of highly linear power amplification products to wireless telecommunications OEMs. The Company's strategy incorporates the following key elements:

     Leverage Existing Technological Expertise to Commercial Markets. The Company has 29 years of engineering experience in the design and production of power amplifiers for the military market. The Company believes that it has compiled one of the most extensive design libraries in the solid-state, high power amplifier industry. The Company intends to continue to adapt its expertise to various commercial market applications and new product requirements.

     Increase Penetration of Leading Integrated Wireless Infrastructure Equipment Manufacturers. The Company has developed relationships with certain large integrated wireless telecommunications OEMs, principally with Lucent and LGIC. The Company seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers. The Company believes it can achieve this objective by working closely with OEM customers to develop insight into their amplification product requirements and to design products that meet their specific needs.

     Develop Relationships with Emerging Wireless Infrastructure Equipment Manufacturers. The Company anticipates that emerging wireless infrastructure equipment manufacturers will make contributions to the growth of the wireless telecommunications industry, especially in the wireless local loop sector. The Company believes that its multi-channel power amplifiers will assist these equipment manufacturers in providing high capacity, low cost per channel products and continues to sell amplifiers to several emerging wireless infrastructure equipment manufacturers.

     Develop Products for Multiple Protocols. The Company intends to continue to invest resources in the research and development of new products for various protocols. For cellular systems, the Company currently supports the AMPS, TACS and CDPD analog protocols, and the CDMA, TDMA and GSM-900 digital protocols. For PCS systems, the Company currently supports CDMA, TDMA, DCS-1800 and PCS-1900 digital protocols. In addition, the Company is continuing to develop products that incorporate protocols which the Company believes will address the needs of established and emerging wireless systems. The Company believes the development of products for multiple protocols will enable the Company to benefit from the continuing growth of existing wireless systems and other emerging wireless telecommunications markets while reducing the risks associated with relying on the success of one or a limited number of existing or emerging industry protocols.

     Target Development to Meet Customer Requirements. The Company focuses its development efforts on markets where it anticipates there to be emerging demand. The Company coordinates its marketing and development functions by producing prototypes for these targeted markets toward the goal of being one of the early suppliers to meet emerging customer requirements.

     Provide Support from Product Design through Installation and Operation. The Company works with its customers throughout the design process to assist them in refining and developing their amplifier specifications. Once the specifications have been met and the product delivered, the Company continues to provide technical support to facilitate system integration, start-up and continued operation. By providing customer support services from the product design phase through installation and operation, the Company believes it fosters increased levels of customer loyalty and satisfaction.

     Maintain Control of the Manufacturing Process. As part of the transition to becoming an amplifier supplier to the wireless telecommunications market, the Company has implemented, and continues to implement, in-house automated manufacturing processes in order to control its production schedule. The Company believes that this strategy will help prevent delays in product shipments as it would maintain control over all major stages of the manufacturing process. The Company has made the strategic decision in certain instances to select single or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control.


Wireless Technology

     A typical cellular communications system comprises a geographic region containing a number of cells, each with a base station, which are networked to form a wireless service provider's coverage area. Each base station or cell site houses the equipment that transmits and receives telephone calls to and from the wireless subscriber within the cell and the switching office of the local wireline telephone system. Currently, such equipment includes a series of transceivers, power amplifiers, tunable cavity filters and an antenna. In a single channel system, each channel requires a separate transceiver, power amplifier and tunable cavity filter. The power amplifier within the base station receives a relatively weak signal from the transceiver and significantly boosts the power of the outgoing wireless signal so that it can be broadcast throughout the cell. The radio power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal. The signal must also be amplified with linearity in order to remain in the assigned channel with low distortion or interference with adjacent channels.

     Conventional cell sites today are macrocells containing high power amplifiers of 45 watts per channel which are designed to cover a geographic area typically up to three miles in radius. With 48 channels in a typical base station and one power amplifier per channel, a conventional analog macrocell's capacity is typically 1,000 subscribers per cell, or approximately 20 subscribers per analog channel and power amplifier. When the number of subscribers within the cell exceeds the capacity of the macrocell's equipment, the cell may be split into several smaller radius microcells in order to add capacity to a service provider's network. These microcells require less power and less expensive equipment, but necessitate adding more base stations in the same geographic area.

     Because the radio frequencies assigned to wireless transmissions are finite, wireless service providers continuously seek new methods of more efficiently using frequencies in order to increase the capacity of their networks. One such method, adaptive channel allocation, instantaneously allocates unused channels between cell sites across a wireless network to follow user loading patterns. Commuter density changes during rush hours and traffic jams are examples of the dynamic nature of user loading patterns. Adaptive channel allocation allows the wireless service provider to re-allocate unused channels automatically from less active cell sites to busier adjacent cell sites as the load moves. A key enabling technology for adaptive channel allocation is multi-channel amplification, in which all channels are amplified together by a multi-channel power amplifier rather than each channel using a separate power amplifier. The multi-channel power amplifier allows instantaneous electronic channel allocation. Functionally, it provides the same capability as numerous single channel amplifiers and cavity filters but its technology permits the amplification of 2 to 96 channels without adding hardware. Multi-channel power amplifiers require significantly higher linearity compared to single channel designs.

     In addition to adaptive channel allocation and multi-channel amplification, wireless service providers are transitioning from traditional analog technologies to various digital technologies in order to increase system capacity and reduce the cost of wireless service. Conversion to digital transmission is expected to allow up to 10 times as many voice conversations to occupy the same frequency bands. Significant improvements in power amplifier linearity permit multiple conversations on a single channel without unacceptable channel interference.

     A further trend in the development of base stations involves the transition from narrowband to broadband capabilities. This transition is leading to the reduction in the size of base station equipment. Size constraints are an important consideration in urban areas, which typically represent the most capacity constrained regions of existing cellular networks. A multi-channel power amplifier requires less space than multiple single channel power amplifiers, facilitating the size reduction of base stations and potentially lowering the real estate costs associated with establishing base stations.

Products

     Wireless Telecommunications. The Company designs customized products to address the specific requirements and protocols of its OEM customers. The Company produces single channel and multi-channel amplifiers for the wireless telecommunications market in the 463-2000 MHz frequency bands, with peak power ranging from 10 watts to 2000 watts. The Company's amplifiers meet linearity requirements of applicable governmental agencies, industry standards and customer specifications, as appropriate. The Company increases the efficiency of its product development efforts by employing modular architectures and configurable core technologies.

     The product development cycle begins with the prototype phase, with product typically designed for a particular customer using core technologies. The Company usually manufactures such prototypes in the engineering lab in order to help market its products in a timely manner. Low volume production (or the pre-production phase) of such prototypes has not contributed a significant amount to the Company's backlog. If customer demand for such pre-production units is sufficient, the Company designs additional customized features and implements high volume production methodologies. The Company believes that the evolution to the high volume production phase from the prototype phase can be implemented in most cases within three to six months following the decision to proceed with high volume production methods. The following tables list the Company's single channel and multi-channel amplifiers, within the product development cycle, ranging from the prototype phase to pre-production units to high-volume production products:

                                             Single Channel Amplifiers
         ------------------------------------------------------------------------------------------------------------
                                                         Frequency                           Average Power
                     Protocol                              (MHz)                                (Watts)
         ------------------------------------------------------------------------------------------------------------
                 Analog Cellular:
                   AMPS                                   869-894                                 45
                   CDPD                                   869-894                                 45
         ------------------------------------------------------------------------------------------------------------
                 Digital Cellular:
                   CDMA                                   869-894                                40/60
                   TDMA                                   869-894                                 20
                   GSM-900                                935-960                                 45
         ------------------------------------------------------------------------------------------------------------
                 PCS:
                   CDMA                                  1930-1990                             16/25/36
                   TDMA                                  1930-1990                                45
                   DCS-1800                              1805-1880                                100
                   PCS-1900                              1930-1990                                100
         ------------------------------------------------------------------------------------------------------------

                            Multi-Channel Amplifiers
         ------------------------------------------------------------------------------------------------------------
                                            Frequency                Average Power            IMD** Performance
                  Protocol                    (MHz)                     (Watts)                   (Typical)
         ------------------------------------------------------------------------------------------------------------
                 Analog Cellular:
                   AMPS                      869-894                 35/50/75/100                   -60dBc
                   AMPS                      869-894                60/100/150/200                  -70dBc
                   N-AMPS                    869-894                60/100/150/200                  -70dBc
                   TACS                  925-960/940-950           35/60/100/150/200                -60dBc
                   SETACS                    851-866                60/100/150/200                  -70dBc
                   ETACS                     917-950                60/100/150/200                  -70dBc
                   TACS                      925-960                60/100/150/200                  -70dBc
         ------------------------------------------------------------------------------------------------------------
                 Digital Cellular:
                   CDMA                      869-894                 35/50/75/100                   -60dBc
                   CDMA                      869-894                60/100/150/200                  -70dBc
                   TDMA                      869-894                 35/50/75/100                   -60dBc
                   TDMA                      869-894                60/100/150/200                  -70dBc
                   GSM                       925-960                      25                        -65dBc
         ------------------------------------------------------------------------------------------------------------
                 PCS*:
                   DCS-1800                 1805-1880                25/50/75/100                   -60dBc
                   PCS-1900                 1930-1990                25/50/75/100                   -60dBc
                   CDMA                     1805-1880                25/50/75/100                   -60dBc
                   CDMA                     1930-1990               15/25/50/75/100                 -60dBc
                   TDMA                     1805-1880                25/50/75/100                   -60dBc
                   TDMA                     1930-1990                25/50/75/100                   -60dBc
         ------------------------------------------------------------------------------------------------------------

          *    Products in the prototype phase.
          **   Intermodulation distortion ("IMD").

     The Company has used its technological expertise to improve the linearity of its amplifiers by introducing various compensation techniques. Several of the Company's single channel amplifiers include linearity correction and compensation networks. These techniques are combined with digital automatic error correction circuits to enhance the linearity and performance of the Company's feed-forward amplifiers. The Company's digital processing techniques implemented in its feed-forward products allow for simultaneous amplification of AMPS, TDMA and CDMA channels.

     The Company's wireless telecommunications amplifiers can be configured as modules, separate plug-in amplifier units or integrated subsystems, and range in price from approximately $500 to $30,000. A power amplifier subsystem consists of multiple cast housings and adds signal processing to enhance linearity. The Company's products are integrated into systems by OEM customers, and therefore must be engineered to be compatible with industry standards and with certain customer specifications, such as frequency, power, linearity and built-in test
(BIT) for automatic fault diagnostics.

      Satellite Communications. The Company's solid-state amplifiers are critical components in the International Maritime Satellite Organization ("INMARSAT") communications system used by commercial and military aircraft. The INMARSAT communication link is a vast improvement over high frequency oceanic communications and is becoming the primary communication link between ground control and in-flight aircraft. INMARSAT allows commercial aircraft flying over any region in the world to communicate instantaneously. In addition, weather-related variations in communication transmissions are all but eliminated. For passengers, INMARSAT means better and more comprehensive in-flight voice and data service.

     Medical. The Company's primary focus in the medical equipment market is the production of microwave driver amplifiers for cancer treatment systems. The Company's amplifiers provide the input signals at 3 GHz to a 10 megawatt, tube driven klystron amplifier, which controls the intensity of an electron beam and directs it to an x-ray target. The resultant radiation is then focused to provide precisely calibrated dosages to exact cancerous locations in the body.

     Military. The Company's extensive experience in military amplifiers includes high-power jammers, communication, radar and other defense oriented equipment. An example of a military system that incorporated one of the Company's products was the "Worldwide Color Television" used in the Persian Gulf War. The Company's amplifier was a primary component of that system, which injected television and radio signals into the Iraqi communications system. The Company continues to capitalize on this experience, both by maintaining its military activities and by developing and producing amplifiers for commercial applications. The Company also makes air-defense radar environment simulators, navigational simulators and test equipment, and electronic warfare simulators.

Backlog

     The Company's backlog of orders as of December 31, 1996 and December 31, 1995 was $65.0 million and $60.9 million, respectively, of which, as of December 31, 1996, approximately $25.7 million is scheduled to be shipped during the remainder of fiscal 1997. The $65.0 million backlog as of December 31, 1996 included $8.4 million to wireless telecommunications customers, $19.6 million to satellite communications customers, $4.1 million to medical and other commercial customers and $32.9 million to military customers. In general, the Company includes in its backlog only those orders for which it has accepted purchase orders. Backlog is not necessarily indicative of future sales. Moreover, nearly all of the Company's backlog can be cancelled at any time without penalty, except, in some cases, for the recovery of the Company's actual costs up to the date of cancellation. Certain of the purchase orders comprising backlog set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase order. Certain of the purchase orders comprising backlog at December 31, 1996 include product specifications not yet achieved by the Company.

Customers, Sales and Marketing

     The market for wireless infrastructure equipment is primarily concentrated among a few companies that supply equipment to wireless service providers in North America and overseas. The Company believes that Lucent, Ericsson, Motorola, Nokia and Nortel supply the majority of the wireless infrastructure equipment worldwide. These equipment manufacturers compete in high-growth, highly competitive market segments in which technology changes rapidly and numerous industry standards currently exist and are continuing to evolve. In response to these market dynamics and as the performance requirements of certain components of cellular base stations increase, many of these equipment manufacturers are focusing on their core technologies and competencies and are relying on independent sources for certain system components, such as power amplifiers.

     The Company sells wireless power amplification products throughout the world to a limited number of OEM customers, including Lucent and LGIC, principally through its direct sales organizations, as well as through its exclusive representative network. The Company expects that sales of its products will continue to be concentrated among a limited number of major OEM customers. If the Company were to lose a major OEM customer or if orders by such OEM customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company uses a customer focused, team-based sales approach to satisfy the high-power amplification needs of its OEM customers. Sales to integrated wireless telecommunications OEMs require close account management by Company personnel and relationships at multiple levels of its OEM customers' organizations, including management, engineering and purchasing personnel. In addition, the Company's amplifiers require experienced sales and engineering personnel to match the customer's requirements to the Company's product capabilities. The Company believes that close technical collaboration with the OEM customer during the design and qualification phase of new communications equipment is critical to the integration of its amplification products into the new equipment. The Company's integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of the Company's engineering department and, occasionally, a local technical sales representative. This sales approach allows the Company's engineering personnel to work closely with their counterparts at the OEM customer to assure compliance of the product to the OEM customer's specification. The Company's executive officers are also involved in certain aspects of the Company's relationships with its major OEM customers and work closely with their senior managements. At times, the Company includes a transistor supplier as part of its sales team when working with a major OEM customer and will consider including key suppliers in its future sales presentations. As of December 31, 1996, the Company had a direct sales staff of eight people.

     To date, the Company has sold its products overseas with the assistance of independent sales representatives to OEM customers. The Company's sales staff provides direction and support to the international independent sales representatives. Sales outside of the United States represented 43%, 32% and 26% of net sales in fiscal 1996, 1995 and 1994 respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates.

Manufacturing

     The Company assembles, tests, packages and ships amplifier products at its manufacturing facility located in Hauppauge, New York. Historically, the volume of the Company's production requirements in the military markets was not sufficient to justify the implementation of automated manufacturing processes. The Company anticipated that sales of its products to the wireless telecommunications industry would require a significant increase in the Company's manufacturing capacity. Accordingly, the Company began to introduce automated manufacturing techniques in the second quarter of 1995. In connection with its transition to automated manufacturing processes, the Company purchased computerized surface-mount machinery and related process equipment to support automated assembly, which were delivered, installed and made fully operational during the third quarter of 1995. The Company intends to continue to maintain a low level of automated assembly outsourcing in order to ensure a steady and reliable external source of high-volume production while also providing excess capacity, if required. In addition, the Company began to introduce automated tuning and testing into its automated manufacturing processes in the later half of 1996.

Research and Development

     The Company's research and development efforts are focused on the design of amplifiers for new protocols, the improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products. The Company is continuing to focus heavily on designs that support continuous flow, high volume production for its wireless telecommunications products. The Company uses an automated design environment employing advanced workstations to model overall amplifiers and their associated circuits.

     The Company has historically devoted a significant portion of its resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses in fiscal 1996, 1995 and 1994 were $7.4 million, $4.3 million, and $1.2 million, respectively, and represented 15.5%, 15.8% and 4.6% respectively, of net sales.

     The markets in which the Company and its OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. The Company's future success depends on its ability to develop in a timely manner new products that compete effectively on the basis of price and performance and that adequately address customer requirements. In addition, as is characteristic of the wireless telecommunications equipment industry, the average sales prices of the Company's products have historically decreased over the products' lives and are expected to continue to do so.

Competition

     The ability of the Company to compete successfully depends in part upon the rate at which OEM customers incorporate the Company's products into their systems. The Company believes that a substantial majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of a small number of wireless telecommunications OEMs and offered for sale as part of their wireless telecommunications systems. The Company's future success is dependent upon the extent to which these OEMs elect to purchase from outside sources rather than manufacture their own amplification products. There can be no assurance that OEM customers will incorporate the Company's products into their systems or that, in general, OEM customers will continue to rely, or expand their reliance, on external sources of supply for their power amplification products. Since each OEM product involves a separate proposal by the amplifier supplier, there can be no assurance that the Company's current OEM customers will not rely upon internal production capabilities or a non-captive competitor for future amplifier product needs. The Company's major OEM customers continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. These OEM customers and other large manufacturers of wireless telecommunications equipment could also elect to enter into the non-captive market and compete directly with the Company. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

     Most of the Company's competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. In addition, certain of these competitors are already established in the wireless amplification market. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market.

     The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company expects to experience significant price competition, which could have a materially adverse effect on gross margins. Certain of the Company's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market.

     In the military market, the Company competes with certain large OEMs that design and assemble their own high power amplifiers. However, almost all of these OEMs are also the Company's customers. The Company believes this is due to its broad range of solid-state power and frequency capabilities.

Proprietary Technology

     The Company believes that the success of its amplifier business depends more on its specifications, CAE/CAD design and modeling tools, technical processes and employee expertise than on patent protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary technology. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Through Republic Electronics, the Company has been awarded two U.S. patents, owns one U.S. trademark and has one U.S. trademark application pending.

Republic Electronics

     The Company acquired substantially all the assets of Republic Electronics in April 1994. Founded in 1951, Republic Electronics is a high-technology systems engineering and manufacturing firm and is among the world's leading developers and manufacturers of air defense radar environment simulators, navigational simulators and test equipment, and electronic warfare simulators. A radar environmental simulator ("RES") provides a radar system with the signals that it would normally receive if aircraft, jammers, environmental and clutter effects were present. An RES injects, into the radar receiver, the coherent and non-coherent RF and microwave signals based on a computer-generated scenario that includes parameters such as aircraft, jammers, chaff, weather, sea state and terrain effects. The Company believes that Republic Electronics is the world's largest supplier of Tactical Air Navigation ("TACAN") beacon simulators, and is a major supplier of TACAN flight line test sets and support equipment. The Company believes it is also the primary supplier of "identification friend or foe" interrogator flight line test sets for the U.S. Navy and U.S. Air Force. Republic Electronics' MTS-300A threat signal generator provides for "end-to-end" system checkout from antennas through cockpit display, of installed electronic warfare systems on aircraft for verification of installation, cabling, antenna and overall system performance. The Company's backlog as of December 31, 1996 included $7.4 million of orders by Republic Electronics' customers. In 1996, sales attributable to Republic Electronics' business were $7.3 million, comprising 15.4% of the Company's net sales.

     The Company has a U.S. patent, relating to a windshear radar warning system tester, which expires in January 2012. The Company's Weather/Windshear Radar Tester (WRT-100) simulates microbursts, storms and gust fronts in order to test a commercial aircraft's radar systems signal processing ability to properly display hazard warning conditions. The Company holds another U.S. patent, on an invention that eliminates the need to return a repaired nose-mount type aircraft radar radome to a radar test range for recertification, which expires in December 2011. "REPUBLIC" is a U.S. registered trademark of the Company and the Company has applied to register the trademark "MRES 2000".

Employees

     As of February 28, 1997, the Company had a total of 322 regular, temporary and contract employees, including 191 in operations and quality, 88 in engineering, 12 in sales and marketing and 31 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

Risk Factors

     Historically, the Company's revenues have been derived principally from sales to military markets. The Company only began to focus on the commercial wireless telecommunications market during the past few years. As a result, the Company is subject to all of the risks inherent in the operation of a new business enterprise.

     The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its net sales. In addition, certain of the purchase orders comprising backlog at December 31, 1996 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase order. The reduction, delay or cancellation of orders from one or more significant customers would materially adversely affect the Company's business, financial condition and results of operations.

     The Company has limited  experience  in  producing  and  manufacturing  its products on a high-volume basis and in contracting for such manufacture. Manufacture of the Company's products is an extremely complex process, and the Company may from time to time experience quality problems with products manufactured on an automated basis internally or by its contract manufacturers. Furthermore, there can be no assurance that the Company's internal manufacturing processes will prove sufficient to fulfill the Company's production commitments, or that contract manufacturers will be able to fulfill any shortfall. If such problems occur, the Company could experience increased costs, delays, cancellations or reschedulings of orders or deliveries and product returns and discounts, any of which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

     A large portion of the Company's expenses are fixed and difficult to reduce. If net sales do not meet the Company's expectations, the fixed nature of the Company's expenses would exacerbate the effect of any net sales shortfall. Other factors that may cause the Company's net sales, gross margins and results of operations to vary significantly from period to period include mix of systems sold; price discounts; market acceptance and the timing and availability of new products by the Company or its customers; usage of different distribution and sales channels; product development, warranty and customer support expenses; customization of systems; and general economic and political conditions. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations.

     Wireless telecommunications OEMs have come under increasing price pressure from cellular and PCS service providers, and the Company expects to experience downward pricing pressure on its products. In addition, competition among non-captive suppliers has increased the downward pricing pressure on the Company's products. As these wireless manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company will attempt in the near term to achieve manufacturing cost reductions and, in the longer term, to develop new products that can be sold at higher average sales prices. If, however, the Company is unable to achieve such cost reductions, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

     Despite the risks associated with purchasing components from a limited number of sources, the Company has made the strategic decision to enter into arrangements with a select group of limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. Certain of the Company's limited source suppliers have limited operating histories and limited financial and other resources and, therefore, they may prove to be unreliable sources of supply. Further, the Company has only recently begun to purchase key components in large volume. If the Company were unable to obtain sufficient quantities of components, particularly power transistors, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, delays in filling orders may have a material adverse effect on the Company's relationships with its OEM customers, which may result in the termination of material orders from its OEM customers and/or cause a permanent loss of future sales.

     Sales of power amplifiers to wireless telecommunications OEMs are expected to account for a substantial majority of the Company's future product sales. The success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless telecommunications services, including PCS, in the United States and internationally. If the wireless telecommunications market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially and adversely affected.

     The Company's major OEM customers continuously evaluate whether to manufacture their own amplification products. These OEM customers and other large manufacturers of wireless telecommunications equipment could elect to enter into the non-captive market and compete directly with the Company. Also, the Company's competitors could develop new technologies, make enhancements to existing products, or introduce new products that could offer superior price or performance features. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

     Sales of the Company's products outside of the United States are denominated in United States dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and, therefore, potentially less competitive outside the United States. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

     Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. The United States Federal Communications Commission ("FCC") recently proposed new regulations that would impose more stringent RF and microwave emissions standards on the telecommunications industry. There can be no assurance that if such proposed regulations are adopted, the Company and its OEM customers will not be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. Also, the enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for the Company's products.

ITEM 2. PROPERTIES.

     The Company's  operations  are located in an 86,000 square foot facility on
7.4 acres of land in Hauppauge, New York. The building was constructed in 1986 and purchased by the Company in June 1992 with the proceeds from Industrial Development Revenue Bonds ("IRBs") issued through the Suffolk County Industrial Development Agency ("SCIDA"). In connection with this financing, the Company transferred ownership of this facility to the SCIDA at closing, and immediately leased back the facility for a term equal to the term of the bonds. The lease provides the Company with a $1.00 buyback option exercisable at lease end and also permits for transfer of ownership of the facility back to the Company if it prepays the bonds.

     This facility houses all of the Company's manufacturing, quality assurance, engineering, sales and marketing and administrative personnel. The plant has been customized to suit the Company's operations, which includes electrical power upgrades and the construction of a Class 100,000 clean room to support hybrid electronics assembly and test. While the current facility is sufficient to support the Company's anticipated growth through fiscal year 1997, the Company has approved zoning and architectural drawings for a 55,000 square foot expansion of its current facility which the Company believes should be adequate to meet the Company's presently foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is currently not party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the financial position or results of operations of the Company.

     The Company's operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of any new laws and regulations on its operations and modifies its operations as appropriate. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol MPDI. On March 10, 1997 there were approximately 1,423 beneficial owners of the Company's Common Stock.

     The following table sets forth the high and low closing bid prices for the Company's Common Stock as reported by NASDAQ. Such quotations reflect interdealer prices without adjustments for retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

            Calendar Period                        High                  Low
            ---------------                        ----                  ---
1995:
Fourth Quarter ......................               15                   7-1/4
1996:
First Quarter .......................               13-5/8               7-1/8
Second Quarter ......................               9-9/16               4-3/4
Third Quarter .......................               6-1/2                2-3/8
Fourth Quarter ......................               3-1/8                1-15/16

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's credit facility contains provisions restricting the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data as of and for the years ended December 31, 1996 and 1995, and for the year ended December 31, 1994 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following selected consolidated financial data as of December 31, 1994 have been derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent public accountants, not included herein. The following selected consolidated financial data as of and for the years ended December 25, 1993 and December 26, 1992 have been derived from the Consolidated Financial Statements of the Company audited by Ernst & Young LLP, independent auditors, not included herein.


                                                                          Year Ended
                                        ------------------------------------------------------------------------------
                                        December 31,     December 31,    December 31,     December 25,   December 26,
                                            1996             1995            1994             1993           1992
                                        -----------        --------        --------       --------        ------------
Consolidated Statements of Operations                       (in thousands, except per share data)
Data:
Net sales ..........................       $ 47,362        $ 27,302        $ 25,134       $ 23,763        $ 23,446
Cost of sales ......................         41,501          20,122          17,371         16,266          15,360
                                           --------        --------        --------       --------        --------

Gross profit .......................          5,861           7,180           7,763          7,497           8,086
Operating expenses:
   General and administrative ......          3,221           3,091           2,585          2,316           2,792
   Selling .........................          3,720           3,346           2,749          1,627           1,944
   Research and development ........          7,364           4,306           1,150            781             822
     Total operating expenses ......         14,305          10,743           6,484          4,724           5,558
                                           --------        --------        --------       --------        --------
Income (loss) from operations ......         (8,444)         (3,563)          1,279          2,773           2,528
Interest expense, net ..............            948           1,310             832            632             546
Other (income) expense, net ........              6              55              67            (11)           (229)
                                           --------        --------        --------       --------        --------
Income (loss) before income taxes ..         (9,398)         (4,928)            380          2,152           2,211
Provision (benefit) for income taxes         (3,759)         (1,976)             33            475             882
                                           --------        --------        --------       --------        --------
Net income (loss) ..................       $ (5,639)       $ (2,952)       $    347       $  1,677        $  1,329
                                           ========        ========        ========       ========        ========

Net income (loss) per common share .       $  (0.54)       $  (0.36)       $   0.05       $   0.22        $   0.18
                                           ========        ========        ========       ========        ========
Weighted average common shares .....         10,375           8,172           7,500          7,500           7,500
                                           ========        ========        ========       ========        ========


                                        December 31,     December 31,    December 31,     December 25,   December 26,
                                            1996             1995            1994             1993           1992
                                        -----------        --------        --------       --------        ------------
Consolidated Balance Sheet Data: ...                                    (in thousands)
Cash and cash equivalents ..........       $  1,149        $    388        $    410       $  1,533        $  1,861
Working capital ....................         16,151          24,529           8,614          5,706           5,861
Total assets .......................         38,890          41,227          21,834         19,224          17,026
Total debt .........................         12,789           9,718          11,903          9,495           9,525
Total stockholders' equity .........         18,302          23,941           6,416          6,128           4,451

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company commenced operations in 1967. During the past 29 years, the Company has designed, manufactured and marketed high power, solid-state, RF and microwave power amplifiers and related subsystems for military, medical, satellite and, most recently, wireless telecommunications applications.

     The Company historically has been dependent upon the military market as its principal source of revenue. In 1992, as the military market was declining, the Company increased the scope of its business and entered commercial markets, thereby broadening its product offerings. The Company now develops precision high-power amplifiers for a variety of commercial uses.

     The Company is devoting significant resources to increase its commercial product offerings, particularly for the wireless telecommunications market. As a result, the Company's research and development expenses have increased because customer-funding of product developments costs, which is typical in the military market, is less prevalent in commercial markets.

     The following table summarizes certain key financial information:


 --------------------------------------------------------------------------------------------------------------------
                                                                Change                           Change
                                            1996                from         1995                 from          1994 *
                                           ($000s)           prior year     ($000s)            prior year     ($000s)
 --------------------------------------------------------------------------------------------------------------------
 Net Sales                               $ 47,362               73%        $ 27,302                9%        $ 25,134
 --------------------------------------------------------------------------------------------------------------------
 Gross Profit                            $  5,861              (18)%       $  7,180               (8)%       $  7,763
 Gross Profit Margin                                                           12.4%            26.3%            30.9%
 --------------------------------------------------------------------------------------------------------------------
 General and Administrative              $  3,221                4%        $  3,091               20%        $  2,585
 Expenses
 Percentage of Net Sales                                                        6.8%            11.3%            10.3%
 --------------------------------------------------------------------------------------------------------------------
 Selling Expenses                        $  3,720               11%        $  3,346               22%        $  2,749
 Percentage of Net Sales                                                        7.9%            12.2%            10.9%
 --------------------------------------------------------------------------------------------------------------------
 Research and Development Expenses       $  7,364               71%        $  4,306              274%        $  1,150
 Percentage of Net Sales                                                       15.5%            15.8%             4.6%
 --------------------------------------------------------------------------------------------------------------------
 Interest Expense                        $    948              (28)%       $  1,310               57%        $    832
 Percentage of Net Sales                                                        2.0%             4.8%             3.3%
 --------------------------------------------------------------------------------------------------------------------
 Provision (Benefit) for Income          $ (3,759)             (90)%       $ (1,976)             N/A         $     33
 Taxes
 Effective Tax Rate                                                            40.0%            40.1%             8.7%
 --------------------------------------------------------------------------------------------------------------------

     *    Contains fifty-three weeks of activity.

Results of Operations

Fiscal Years Ended December 31, 1996 and December 31, 1995

     Net Sales. The Company derives its revenues principally from the sale of solid-state, RF and microwave, power amplifiers and from the sale of radar environmental and electronic warfare simulators. Net sales increased by 73% to $47.4 million in 1996 from $27.3 million in 1995. This sales increase was primarily due to higher shipments of the Company's commercial products and, to a lesser extent, higher shipments of the Company's military products. This is in line with the Company's transition from military dependence to being a dual supplier of commercial and military products. Sales of commercial products increased by 80% to $33.6 million in 1996 from $18.7 million in 1995, representing 71% and 68%, respectively, of net sales in such years. The commercial sales increase was predominantly due to higher shipments to two wireless telecommunications OEMs and one satellite communications OEM. Sales of military products increased by 60% to $13.8 million in 1996 from $8.6 million in 1995, representing 29% and 32%, respectively, of net sales in such years. The military sales increase was predominantly due to greater market demand for one Republic product, initial hardware shipments for another Republic product and an overall modest resurgence of shipments to U.S. prime contractors for various military products.

     International sales increased by 138% to $20.6 million in 1996 from $8.6 million in 1995, totaling 43% of net sales in 1996 compared to 32% in 1995. The increase in international sales was primarily due to higher foreign wireless telecommunications OEM business and, to a lesser extent, higher foreign military business. In 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 34% and 19%, respectively, of the Company's net sales. In 1995, sales to one foreign commercial OEM (Customer A) and two domestic commercial OEMs (Customer B and Customer C) accounted for 26%, 21% and 10%, respectively, of the Company's net sales.

     Gross Profit. The Company's cost of sales consists principally of direct labor, labor overhead, direct material, material overhead, other direct costs and work-in-process inventory changes from the beginning to the end of a period. Gross profit decreased by 18% to $5.9 million in 1996 from $7.2 million in 1995. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 12.4% in 1996 from 26.3% in 1995, primarily due to a $4.9 million write-off of wireless multi-channel work-in-process inventory caused by diminished demand for these particular products, a $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract (caused by the Company's failure to meet product specifications within a given time frame) and a $0.7 million write-off of wireless single channel work-in-process inventory caused by a domestic commercial OEM's decision to internally manufacture amplifiers for the production portion of the PCS-TDMA program. In addition, the Company's 1996 gross profit margin was adversely affected by the overall low gross profit margin obtainable on Cellular-CDMA multi-channel amplifiers due to competitive pricing pressure, low gross profit margins experienced on a number of military OEM contracts due to various production delays, low gross profit margins experienced on various other commercial OEM contracts due in part to a number of engineering and manufacturing difficulties, and higher commercial warranty expenses (as a percentage of net sales).

     Certain of the Company's inventory costing techniques involve developing a standard cost which estimates the average, or standard, cost per unit over the extended life cycle of a product. Such costs include labor, material, other direct costs and related overheads. If the extended life cycle of a product does not materialize or if there is no reasonable certainty that product maturation will take place within the near future, further write-offs of work-in-process inventory would be required. Such write-offs could materially adversely affect the Company's gross profit and results of operations.

     Certain of the purchase orders or contracts comprising backlog at December 31, 1996 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

     There can be no assurances that gross profit will improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with greater margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

     General and Administrative Expenses. General and administrative expenses consist principally of salaries and other expenses for management, finance, accounting, contracts and human resources as well as legal and other professional services. General and administrative expenses increased by 4% to $3.2 million in 1996 from $3.1 million in 1995, representing 6.8% and 11.3%, respectively, of net sales. The increase in general and administrative expenses was primarily the result of greater costs associated with being a public company, for a full year. The decrease in general and administrative expenses as a percentage of net sales was attributable to the overall sales volume growth in 1996 as compared to 1995.

     Selling Expenses. Selling expenses consist principally of salaries and other expenses for sales and marketing personnel, sales commissions, travel expenses, advertising and trade shows. Selling expenses increased by 11% to $3.7 million in 1996 from $3.3 million in 1995, representing 7.9% and 12.2%, respectively, of net sales. The increase in selling expenses resulted primarily from higher sales representative commissions and higher accrued warranty expenses partially offset by lower bid and proposal expenses and lower sales incentive expenses. The decrease in selling expenses as a percentage of net sales was attributable to the overall sales volume growth in 1996 as compared to 1995.

     Research and Development Expenses. Research and development expenses consist principally of direct labor, labor overhead, direct material, material overhead and other direct costs associated with product development. Research and development expenses increased by 71% to $7.4 million in 1996 from $4.3 million in 1995, representing 15.5% and 15.8%, respectively, of net sales. This increase resulted primarily from higher wireless telecommunications product development and, to a lesser extent, higher military product development. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continued investment in research and development.

     Interest Expense. Interest expense consists principally of interest expended on the Company's credit facility, IRBs and promissory notes, partially offset by interest earned on the Company's cash balances. Interest expense decreased by 28% to $0.9 million in 1996 from $1.3 million in 1995, primarily reflecting a loan repayment, in the latter part of 1995, to the Company's largest stockholder (through the utilization of a portion of the proceeds from the Company's initial public offering ("IPO")). In addition, 1995 interest expense included a one time charge of $0.1 million for deferred financing costs as a result of the repayment of the debt outstanding at the time of the IPO and also included a $0.1 million amendment fee expense, charged by Fleet Capital Corporation, related to a restructuring of the Company's credit facility to provide additional financing pending the completion of the IPO.

     Provision for Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to record an asset with respect to the expected future value of its net operating loss carryforwards ("NOLs"). The Company has recorded 100% of its deferred tax asset in relation to its 1996 and 1995 NOLs. At December 31, 1996, the Company had other remaining federal NOLs of approximately $1.3 million which may be utilized to reduce future taxable income through the year 2004, subject to certain limitations. The Company has not recorded a deferred tax asset with respect to this loss carryforward as the utilization may be required to offset potential adjustments to previously filed income tax returns currently under examination by the Internal Revenue Service. The change in control which occurred when the Company's operating subsidiary was acquired by its principal stockholder has limited the available NOL carryforward in any given year. Under the Tax Reform Act of 1986, the amounts of and benefit from NOLs may be impaired or limited in certain circumstances, including, but not limited to, a cumulative stock ownership change of more than 50% over a three-year period. The Company's effective tax rate remained relatively unchanged at 40.0% in 1996 from 40.1% in 1995. These rates are due to the net losses incurred by the Company in both 1996 and 1995, the benefit of which the Company expects to utilize to offset future taxable income, as prescribed by SFAS No. 109. There can be no assurances that the Company will achieve taxable income in the future.

Fiscal Years Ended December 31, 1995 and December 31, 1994

     Net Sales. Net sales increased by 9% to $27.3 million in 1995 from $25.1 million in 1994. This sales increase was predominantly due to shipments to two wireless telecommunications OEMs, which more than offset reduced military shipments. This was in line with the Company's transition from a highly dependent military supplier to a commercial manufacturer. Sales of commercial products increased by 295% to $18.7 million in 1995 from $4.7 million in 1994, representing 68% and 19%, respectively, of net sales in such years. Sales of military products decreased by 58% to $8.6 million in 1995 from $20.4 million in 1994, representing 32% and 81%, respectively, of net sales in such years.

     International sales increased by 33% to $8.6 million in 1995 from $6.5 million in 1994, totaling 32% of net sales in 1995 compared to 26% in 1994. This increase in international sales was predominantly due to higher foreign wireless telecommunications OEM business. In 1995, sales to one foreign commercial OEM (Customer A) and two domestic commercial OEMs (Customer B and Customer C) accounted for 26%, 21% and 10%, respectively, of the Company's net sales. In 1994, sales to a military branch of the U.S. Government (Customer D), a domestic military OEM (Customer E) and a foreign military OEM (Customer F), accounted for 24%, 8% and 6%, respectively, of the Company's net sales.

     Gross Profit. Gross profit decreased by 8% to $7.2 million in 1995 from $7.8 million in 1994. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 26.3% in 1995 from 30.9% in 1994, primarily due to low gross profits experienced on four military OEM contracts and two wireless telecommunications OEM contracts. These results were caused by: the inability of one of the Company's suppliers, which was replaced, to produce a key component on a military OEM contract; the highly price-competitive market in which the Company won another military OEM contract; production delays on two military OEM contracts; and production delays on two wireless telecommunications OEM contracts.

     General and Administrative Expenses. General and administrative expenses increased by 20% to $3.1 million in 1995 from $2.6 million in 1994, representing 11.3% and 10.3%, respectively, of net sales. This increase was primarily the result of higher employee benefit costs, administrative staffing to support the Republic Electronics acquisition (full versus partial year) and higher accounting, legal and miscellaneous office supplies expenses.

     Selling Expenses. Selling expenses increased by 22% to $3.3 million in 1995 from $2.7 million in 1994, representing 12.2% and 10.9%, respectively, of net sales. This increase resulted primarily from sales and marketing personnel to support the Republic Electronics acquisition (full versus partial year), as well as higher sales and marketing activity directed toward the wireless telecommunications market.

     Research and Development Expenses. Research and development expenses increased by 274% to $4.3 million in 1995 from $1.2 million in 1994, representing 15.8% and 4.6%, respectively, of net sales. This increase resulted primarily from increased wireless telecommunications product development and, to a lesser extent, increased military product development.

     Interest Expense. Interest expense increased by 57% to $1.3 million in 1995 from $0.8 million in 1994, predominantly reflecting increased borrowings under the Company's credit facility. These borrowings financed the Company's net inventory increase which resulted from the Company's initial penetration into the wireless telecommunications market. With a portion of the net proceeds received from its IPO, the Company repaid approximately $15.9 million of its approximately $20.7 million of debt then outstanding. The repayment of this debt resulted in an aggregate of $0.1 million of deferred financing costs being charged as interest expense during the fourth quarter of 1995. In addition, the fourth quarter of 1995 included a $0.1 million amendment fee expense, charged by Fleet Capital Corporation, related to a restructuring of the Company's credit facility to provide additional financing pending the completion of the IPO.

     Provision for Income Taxes. The Company's effective tax rate increased to 40.1% in 1995 from 8.7% in 1994. The lower rate in 1994 is due to the Company's recognition of previously generated NOLs to offset full year 1994 taxable income. The higher rate in 1995 is due to the net loss incurred by the Company, the benefit of which the Company expects to utilize to offset future taxable income, as prescribed by SFAS No. 109.

Liquidity and Capital Resources

     In the fourth quarter of 1995, the Company successfully completed its IPO, raising net proceeds to the Company of approximately $20.4 million from the Company's sale of 2,875,000 shares of Common Stock, including the exercise of the underwriters' over-allotment option. Since the IPO, the Company had financed its operations and met its capital requirements through the following two sources: (i) a credit facility with Fleet Capital Corporation which was replaced in February 1997 with a new credit facility and (ii) cash provided by operating activities.

     On February 13, 1997, the Company and IBJ Schroder Bank and Trust Company entered into a $13.0 million credit facility consisting of a revolving line of credit in the amount of $10.3 million and a term loan in the amount of $2.7 million. The revolving line of credit and term loan bear interest at annual rates equal to the prime rate plus 1.0% and the prime rate plus 1.25%, respectively. The credit facility matures in February 2000 and automatically renews itself for one-year periods thereafter, unless terminated by either the Company or IBJ Schroder. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

     Operating  activities  used net cash of $1.4  million and $17.3  million in
1996 and 1995, respectively. From December 31, 1995 to December 31, 1996, accounts receivable and inventory decreased by $1.9 million and $4.6 million, respectively, while accounts payable and accrued liabilities increased by $0.7 million. The decrease in accounts receivable was primarily due to a more linear level of monthly shipments in the fourth quarter of 1996 as compared to the significant increase in shipments that occurred late in the fourth quarter of 1995, as well as the normal collection of receivables. The decrease in inventory was predominantly due to a reduction in wireless work-in-process inventory related to the above referenced wireless multi-channel write-offs partially offset by an increase in military work-in-process inventory. The increase in accounts payable and accrued liabilities was primarily due to a temporary slowing of vendor payments as the Company balanced cash disbursements against
its  credit  facility  availability.   Investing
activities, which consisted primarily of equipment acquisitions, used net cash of $0.9 million and $2.3 million in 1996 and 1995, respectively. Financing activities, which consisted predominantly of net proceeds from the revolving line of credit in 1996 and the Company's IPO in 1995, provided net cash of $3.0 million and $19.6 million in 1996 and 1995, respectively.

     Capital expenditures were $0.9 million and $2.3 million in 1996 and 1995, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility. Principal expenditures for 1996 included engineering and manufacturing test equipment, the expansion of the Company's parking area, personal computer upgrades, upgrades of the Company's Computer Aided Engineering systems, construction work-in-progress for the proposed facility expansion (currently on hold), sales demonstration equipment and a new wireless telecommunications trade show booth. The Company anticipates that 1997 capital expenditures will be financed by cash provided by operating activities, the Company's credit facility and/or third party financing sources.

     As of December 31, 1996, the Company had working capital of approximately $16.2 million, compared to approximately $24.5 million as of December 31, 1995. Working capital as of December 31, 1996 included approximately $7.5 million and $14.4 million in accounts receivable and inventory, respectively, compared to December 31, 1995 working capital which included approximately $9.4 million and $18.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of December 31, 1996 was 3.1:1, compared with a current ratio of 4.4:1 as of December 31, 1995. As of December 31, 1996, the Company's debt to equity ratio was 0.7:1, compared with a debt to equity ratio of 0.4:1 as of December 31, 1995.

     The Company believes that cash generated from operations, amounts available under its credit facility, and/or other third party financing will be sufficient to fund necessary capital expenditures and to provide adequate working capital for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations, and, if required, that such financing will be available on commercially reasonable terms. In addition, the Company may require additional financing after such date to fund its operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 of Part IV of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a)  See Index to Financial Statements immediately following Exhibit Index.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

     (c)  Exhibits

          See Exhibit Index immediately following signature pages.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MICROWAVE POWER DEVICES, INC.

                          By  /s/ Edward J. Shubel
                             ------------------------
                              Edward J. Shubel
                              Chief Executive Officer

Date:  March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward J. Shubel            Chief Executive Officer        March 24, 1997
----------------------
    Edward J. Shubel            (Principal Executive Officer)

/s/ Paul E. Donofrio            Chief Financial Officer        March 24, 1997
----------------------
    Paul E. Donofrio            (Principal Financial Officer and
                                Principal Accounting Officer)

/s/ George J. Sbordone          Director                       March 24, 1997
----------------------
    George J. Sbordone

                                Director                       March 24, 1997
---------------------
    Merril M. Halpern

/s/ A. Lawrence Fagan           Director                       March 24, 1997
---------------------
    A. Lawrence Fagan

/s/ Alfred Weber                Director                       March 24, 1997
-----------------------
    Alfred Weber

/s/ David J. Aldrich            Director                       March 24, 1997
-----------------------
    David J. Aldrich

/s/ Warren A. Law               Director                       March 24, 1997
----------------------
    Warren A. Law

/s/ James S. Silver             Director                       March 24, 1997
------------------------
    James S. Silver

                                  EXHIBIT INDEX

3.1- Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

3.2- By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.1- Loan and Security Agreement dated as of February 13, 1997 among IBJ Schroder Bank & Trust Company, as Lender and Agent, and MPD Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 13, 1997 (Commission File No. 0-8574)).

10.2- Indenture of Trust, $4,810,000, Suffolk County Industrial Development Agency, 1992 Industrial Development Revenue Bonds (MPD Wireless, Inc. Facility - Series A and Series B) dated June 1, 1992 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.3- Lease Agreement dated as of June 1, 1992 between MPD Wireless, Inc. and the Suffolk County Industrial Development Agency (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.4- Registration Rights Agreement dated as of June 29, 1995 among the Registrant, Charter Technologies Limited Liability Company, George J. Sbordone, Edward J. Shubel, James S. Silver and Lee Leong (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.5- Microwave Power Devices, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.6- Employment Agreement dated September 3, 1991 between MPD Wireless, Inc. And Edward J. Shubel (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.7- Deferred Compensation Agreement dated as of April 21, 1992 between MPD Wireless, Inc. and Edward J. Shubel (incorporated by reference to Exhibit
       10.7 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.8-  Agreement  dated as of April 21, 1992  between  MPD  Wireless,  Inc.  and
       Edward J. Shubel (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.9- Consulting Agreement with George J. Sbordone (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31, 1995 (Commission File No. 0-8574)).

10.10- Consulting  Agreement with James S. Silver  (incorporated by reference to
       Exhibit 10.11 to the Company's Annual Report on Form 10-K dated December 31, 1995 (Commission File No. 0-8574)).

10.11- Microwave Power Devices, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K/A-1 dated December 31, 1995 (Commission File No. 0-8574)).

21.1- Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1995 (Commission File No. 0-8574)).

27.1-  Financial Data Schedule.

99.1- Form of Special Security Agreement published by the United States Department of Defense (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants .............................       F-2

Consolidated Balance Sheets as of
  December 31, 1996 and 1995 .........................................       F-3

Consolidated Statements of Operations for
  the three years ended December 31, 1996 ............................       F-4

Consolidated Statements of Shareholders'
  Equity for the three years ended December 31, 1996 .................       F-5

Consolidated Statements of Cash Flows for
  the three years ended December 31, 1996 ............................       F-6

Notes to Consolidated Financial Statements ...........................       F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Microwave Power Devices, Inc.:

     We have audited the accompanying consolidated balance sheets of Microwave Power Devices, Inc. (formerly MPD Holdings, Inc.) (a Delaware corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microwave Power Devices, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                          ARTHUR ANDERSEN LLP

Melville, New York
February 24, 1997

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995


                                                                                  1996            1995
                                                                                --------        --------
                                                                                      (in thousands,
                                                                                    except share data)
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................................       $  1,149        $    388
   Accounts receivable, net of allowance for doubtful accounts of $76 and
         $67, respectively ..............................................          7,482           9,426
   Inventories, net .....................................................         14,362          18,912
   Prepaid expenses and other current assets ............................            657             480
   Deferred income taxes ................................................            345           2,515
                                                                                --------        --------
         Total current assets ...........................................         23,995          31,721

PROPERTY, PLANT AND EQUIPMENT, net ......................................          8,057           8,364
INTANGIBLE ASSETS, net ..................................................            369             382
INVESTMENT IN MARKETABLE SECURITIES AND OTHER LONG-TERM ASSETS
                                                                                   1,015             760
DEFERRED INCOME TAXES ...................................................          5,454            --
                                                                                --------        --------
                                                                                $ 38,890        $ 41,227
                                                                                ========        ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ....................................       $     45        $     40
   Accounts payable .....................................................          5,103           4,883
   Accrued liabilities ..................................................          2,696           2,269
                                                                                --------        --------
         Total current liabilities ......................................          7,844           7,192
                                                                                --------        --------

DEFERRED INCOME TAXES ...................................................           --               416
                                                                                --------        --------

LONG-TERM DEBT ..........................................................         12,744           9,678
                                                                                --------        --------

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; no
         shares issued or outstanding ...................................           --              --
   Common stock, $.01 par value; 25,000,000 shares authorized; 10,375,000
         shares issued and outstanding ..................................            104             104
   Additional paid-in capital ...........................................         23,276          23,276
   Notes receivable from shareholders ...................................           (225)           (225)
   Unrealized loss on investment in marketable securities ...............           --              --
   Retained earnings (accumulated deficit) ..............................         (4,853)            786
                                                                                --------        --------
         Total shareholders' equity .....................................         18,302          23,941
                                                                                --------        --------
                                                                                $ 38,890        $ 41,227
                                                                                ========        ========

     The accompanying notes are an integral part of these consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended
                                                    -------------------------------------------
                                                    December 31,   December 31,    December 31,
                                                       1996            1995            1994
                                                    --------        --------        --------
                                                       (in thousands, except per share data)

NET SALES ...................................       $ 47,362        $ 27,302        $ 25,134
COST OF SALES ...............................         41,501          20,122          17,371
                                                    --------        --------        --------
      Gross profit ..........................          5,861           7,180           7,763
                                                    --------        --------        --------

OPERATING EXPENSES:
   General and administrative ...............          3,221           3,091           2,585
   Selling ..................................          3,720           3,346           2,749
   Research and development (Note 2) ........          7,364           4,306           1,150
                                                    --------        --------        --------
                                                      14,305          10,743           6,484
                                                    --------        --------        --------
      Income (loss) from operations .........         (8,444)         (3,563)          1,279

INTEREST EXPENSE, net .......................            948           1,310             832
OTHER EXPENSE, net ..........................              6              55              67
                                                    --------        --------        --------
      Income (loss) before income taxes .....         (9,398)         (4,928)            380

PROVISION (BENEFIT) FOR INCOME TAXES ........         (3,759)         (1,976)             33
                                                    --------        --------        --------
      Net income (loss) .....................       $ (5,639)       $ (2,952)       $    347
                                                    ========        ========        ========

PER SHARE INFORMATION:
   Net income (loss) per common share .......       $  (0.54)       $  (0.36)       $   0.05
                                                    ========        ========        ========
   Weighted average common shares outstanding         10,375           8,172           7,500
                                                    ========        ========        ========


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                             Additional
                                                                                              Paid-in
                                        Preferred Stock                Common Stock           Capital
                                        ---------------                ------------           -------
                                       Shares   Amount             Shares       Amount
                                       ------   ------             ------       ------
BALANCE, December 25, 1993 ......       --      $     --          7,500       $     75       $  2,925
   Net income ...................       --            --             --             --             --
   Unrealized loss on investment
      in marketable securities ..       --            --             --             --             --
                                    --------    --------       --------       --------       --------

BALANCE, December 31, 1994 ......       --            --          7,500             75          2,925
      Net loss ..................       --            --             --             --             --
   Unrealized gain on investment
      in marketable securities...       --            --             --             --             --
   Realized loss on investment in
      investment in marketable
      securities.................       --            --             --             --             --
   Initial public offering
      (Note 4) ..................       --            --          2,875             29         20,351
    Reclassification of notes
      receivable from
      shareholders (Note 11) ....       --            --             --             --             --
                                    --------    --------       --------       --------       --------

BALANCE, December 31, 1995 ......       --            --         10,375            104         23,276
      Net loss ..................       --            --             --             --             --
                                    --------    --------       --------       --------       --------

BALANCE,  December 31, 1996 .....       --      $     --         10,375       $    104       $ 23,276
                                    ========    ========       ========       ========       ========

                                                        Unrealized
                                      Notes            Gain (Loss)on     Retained
                                      Receivable       Investment in     Earnings
                                      from              Marketable     (Accumulated
                                      Shareholders      Securities       Deficit)        Total
                                      ------------      ----------       --------        -----
BALANCE, December 25, 1993 ......      $   (263)       $     --        $  3,391        $  6,128
   Net income ...................            --              --             347             347
   Unrealized loss on investment
      in marketable securities ..            --             (59)             --             (59)
                                       --------        --------        --------        --------

BALANCE, December 31, 1994 ......          (263)            (59)          3,738           6,416
      Net loss ..................            --              --          (2,952)         (2,952)
   Unrealized gain on investment
      in marketable securities...            --              31              --              31
   Realized loss on investment in
      investment in marketable
      securities.................            --              28              --              28
   Initial public offering
      (Note 4) ..................            --              --              --          20,380
    Reclassification of notes
      receivable from
      shareholders (Note 11) ....            38              --              --              38
                                       --------        --------        --------        --------

BALANCE, December 31, 1995 ......          (225)             --             786          23,941
      Net loss ..................            --              --          (5,639)         (5,639)
                                       --------        --------        --------        --------

BALANCE,  December 31, 1996 .....      $   (225)       $     --        $ (4,853)       $ 18,302
                                       ========        ========        ========        ========


     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Year Ended
                                                                                    ------------------------------------------------
                                                                                    December 31,      December 31,     December 31,
                                                                                        1996              1995             1994
                                                                                     --------           --------           --------
                                                                                                      (in thousands)
OPERATING ACTIVITIES:
  Net income (loss) .......................................................          $ (5,639)          $ (2,952)          $    347
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ..........................................             1,189                958                904
   Deferred income taxes ..................................................            (3,699)            (1,981)               (75)
   Loss on sale of property, plant and equipment ..........................                 3                 23                 55
   Loss on sale of investment in marketable securities ....................                --                 28                 --
   Amortization of deferred financing costs as interest expense ...........                --                126                 --
   Changes in operating assets and liabilities:
    Accounts receivable ...................................................             1,944             (5,351)               944
    Inventories ...........................................................             4,551            (11,621)            (1,481)
    Prepaid expenses and other assets .....................................              (433)              (431)               115
    Accounts payable and accrued liabilities ..............................               707              3,908               (117)
                                                                                     --------           --------           --------
            Net cash provided by (used in) operating activities ...........            (1,377)           (17,293)               692
                                                                                     --------           --------           --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..............................              (912)            (2,315)              (662)
  Proceeds from sale of property, plant and equipment .....................                15                  8                 22
  Acquisition of a business ...............................................                --                 --             (3,383)
  Investment in marketable securities .....................................                --                 --                (27)
                                                                                     --------           --------           --------
            Net cash used in investing activities .........................              (897)            (2,307)            (4,050)
                                                                                     --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from long-term debt ............................................                --                800              2,534
  Principal payments of long-term debt ....................................               (40)            (2,992)              (418)
  Net proceeds from revolving credit loans ................................             3,110              2,859              2,154
  Settlement of amounts payable under stock purchase agreement ............                --                 --             (1,300)
  Advances to affiliates, net .............................................                --             (1,443)              (610)
  Deferred financing costs ................................................               (35)               (26)              (125)
  Net proceeds from issuance of common stock ..............................                --             20,380                 --
                                                                                     --------           --------           --------
            Net cash provided by financing activities .....................             3,035             19,578              2,235
                                                                                     --------           --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................               761                (22)            (1,123)
CASH AND CASH EQUIVALENTS, beginning of year ..............................               388                410              1,533
                                                                                     --------           --------           --------
CASH AND CASH EQUIVALENTS, end of year ....................................          $  1,149           $    388           $    410
                                                                                     ========           ========           ========
SUPPLEMENTAL DATA:
  Cash paid for interest ..................................................          $  1,049           $  1,311           $  1,278
                                                                                     ========           ========           ========
  Cash paid for income taxes ..............................................          $     23           $     27           $     60
                                                                                     ========           ========           ========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995
                      (in thousands, except per share data)

1.   THE COMPANY:

     On September 3, 1991, Charter Electronics Group, Inc. acquired from M/A-Com, Inc. all of the outstanding capital stock of Microwave Power Devices, Inc. On June 14, 1995, the name of this entity was changed to MPD Wireless, Inc. and on October 9, 1995 the name of this entity was changed to MPD Technologies, Inc. ("MPD"). On October 21, 1991, Charter Electronics Group, Inc. changed its name to MPD Holdings, Inc., which was changed on June 13, 1995 to Microwave Power Devices, Inc. (the "Parent"). Prior to the acquisition of MPD, Charter Electronics Group, Inc., which was formed on August 24, 1991, was engaged only in activities related to its formation, the acquisition and its financing.

     The Company, headquartered in Hauppauge, New York, is primarily engaged in the engineering and manufacturing of radio frequency and microwave power amplifiers for commercial and military applications.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Parent and its wholly-owned operating subsidiary, MPD (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year

     In 1994, the Company reported on a 52/53 week fiscal year ending on the last Saturday in December. The consolidated financial statements for 1994 contain 53 weeks. Effective July 1, 1995, the Company elected to report on a calendar year.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

     Concentration of Credit Risk

     For the year ended December 31, 1996, sales to U.S. commercial original equipment manufacturers ("OEMs") and U.S. prime contractors, the U.S. government and foreign entities accounted for 49%, 8%, and 43% (34% and 9% to Asia and Europe, respectively), respectively, of net sales. Accounts receivable from such customers represent 66%, 6% and 28% of total accounts receivable, respectively, at December 31, 1996. For the year ended December 31, 1996, sales to one foreign commercial OEM (Customer A) and one domestic commercial OEM (Customer B) accounted for 34% and 19%, respectively, of net sales. At December 31, 1996, one domestic commercial OEM (Customer B) and one foreign military OEM (Customer G) represent 24% and 13% of accounts receivable, respectively.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     For the year ended December 31, 1995, sales to U.S. commercial OEMs and U.S. prime contractors, the U.S. government and foreign entities accounted for 57%, 11% and 32% (27%, 4% and 1% to Asia, Europe and Canada, respectively), respectively, of net sales. Accounts receivable from such customers represent 61%, 15% and 24% of total accounts receivable, respectively, at December 31, 1995. For the year ended December 31, 1995, sales to one foreign commercial OEM (Customer A) and two domestic commercial OEMs (Customer B and Customer C) accounted for 26%, 21% and 10%, respectively, of net sales. At December 31, 1995, one domestic commercial OEM (Customer B) and one foreign commercial OEM (Customer A) represent 34% and 16% of accounts receivable, respectively.

     For the year ended December 31, 1994, sales to U.S. prime contractors, the U.S. government and foreign entities accounted for 44%, 30% and 26% (16%, 6% and 4% to Europe, Asia and Canada, respectively), respectively, of net sales. Accounts receivable from such customers represent 49%, 33% and 18% of total accounts receivable, respectively, at December 31, 1994. For the year ended December 31, 1994, sales to one government agency (Customer D), one domestic military OEM (Customer E) and one foreign military OEM (Customer F) accounted for 24%, 8% and 6%, respectively, of net sales.

     The Company generally performs credit evaluations of its customers' financial condition prior to the extension of credit. The Company generally does not require collateral, and, where appropriate, requires that letters of credit be provided on foreign sales.

     Inventories

     Inventories are stated at the lower of cost (using the first-in, first-out cost method) or net realizable value. Work-in-process associated with fixed price long-term contracts is valued at the sum of the direct labor, direct material, other direct costs and related overhead costs incurred under each contract, less amounts charged to cost of sales.

     Progress Payments

     Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received (Note 5). Under contractual arrangements by which progress payments are received from the U.S. Government, the U.S. Government has a lien title interest in the inventories identified with related contracts.

     Long-term Contracts

     In  accordance  with industry  practice,  all  contract-related  assets and liabilities are classified as current, even though certain of these contract-related assets and liabilities may not be realized within one year. This practice is reflective of the Company's operating cycle as a contractor under long-term contracts.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization (Note 6). Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which are as follows:

         Building and improvements..........................   7 to 40 years
         Machinery and equipment............................   3 to 7 years
         Furniture and fixtures.............................   5 to 10 years

     Intangible Assets

     Intangible assets, net of accumulated amortization of approximately $235 and $187 at December 31, 1996 and December 31, 1995, respectively, consist of goodwill, bond issuance costs and deferred financing costs. Goodwill represents costs in excess of net assets acquired related to certain acquisitions made by the Company and is being amortized over periods of 5 and 10 years. Bond issuance costs are being amortized over 30 years, which represents the term of the respective underlying debt agreement. Deferred financing costs were being amortized over 5 years. However, during 1995, in connection with the use of the proceeds of the initial public offering (Note 4) to pay down the related debt, these deferred financing costs were charged to interest expense. During 1996, the Company incurred $35 in additional deferred financing costs associated with the New Loan Agreement (Note 10), which will be amortized over 3 years.

     Long-Lived Assets

     During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company adopted this standard in 1996, and the effect of adoption was not material.

     Investment in Marketable Securities

     Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In connection with the adoption of this pronouncement, the debt securities held by the Company and included in the accompanying consolidated balance sheets that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (on an after-tax basis) (Note 7). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. During 1995, the Company realized gross proceeds of $451 and realized a loss of $28 on a sale of these securities. There were no sales of these securities in 1994 or 1996. The cumulative effect of the adoption of this pronouncement at January 1, 1994 was not material.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Revenue Recognition

     Revenue and profits on fixed-price long-term and commercial contracts are recognized using the unit of delivery method. Profits expected to be realized on contracts are based on total sales value as related to estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts-in-progress are recorded in the period in which such losses become known.

     Research and Development

     Research and development costs incurred by the Company are included in expenses in the year incurred. Such costs amounted to $7,364, $4,306, and $1,150 in the years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively. Certain other development costs are incurred in connection with long-term contracts pursuant to which these costs are financed under related contracts. These costs are included in cost of sales and the related revenues are included in net sales in the accompanying consolidated statements of operations.

     Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method specified by SFAS No. 109, the deferred tax amounts included in the balance sheet are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Differences between assets and liabilities for financial statement and tax return purposes are principally related to property, plant and equipment, inventories, accrued vacation expense, accrued warranty costs, real estate taxes, accounts receivable and contract research and development.

     Net Income (Loss) Per Common Share

     Net income  (loss) per common  share was  computed by  dividing  net income
(loss) by the weighted average number of common shares outstanding during the respective years.

     Fully diluted net loss per common share for 1996 and 1995 has not been presented since the inclusion of the impact of stock options outstanding in 1996 and 1995 (Note 13) would be antidilutive as the Company is in a net loss position in 1996 and 1995. Fully diluted net income per common share has not been presented for 1994 as there were no stock option plans in existence during that year.

     Stock-Based Compensation

     During October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per common share in the notes to financial statements. The Company has elected to provide the necessary pro forma disclosures (Note 13), beginning in 1996.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain prior year financial statement amounts have been reclassified to conform with the current year's presentation.

3.   ACQUISITION OF A BUSINESS:

     Pursuant to an asset purchase agreement with Republic Electronics Co. ("REC") dated April 8, 1994, MPD acquired certain assets and assumed certain liabilities of REC for $3,204 in cash plus costs related to the acquisition of $179. Costs in excess of net assets acquired of approximately $179 were recorded as goodwill and are being amortized over a period of 5 years (Note 2). The business acquired from REC develops and manufactures air defense radar and navigational simulators, and its operations reside at the Company's Hauppauge, New York facility.

     Pro Forma Results of Operations

     Summarized below are the unaudited pro forma results of operations of the Company as though this acquisition had occurred at the beginning of 1994.
Adjustments have been made for pro forma income taxes related to this transaction.

                                                         For the Year Ended
                                                         December 31, 1994
                                                         -----------------
         Pro forma net sales.....................              $ 27,929
         Pro forma net income....................                   508
         Pro forma net income per share..........              $   0.07

         These pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning 1994, or of results which have occurred since December 31, 1994, or of results which may occur in the future.

4.   INITIAL PUBLIC OFFERING:

     In October 1995, the Company completed an initial public offering of 2,500 shares of common stock at $8.00 per share. In November 1995, the Company sold an additional 375 shares of common stock at $8.00 per share pursuant to the underwriters' overallotment related to the October 1995 initial public offering. Aggregate net proceeds to the Company from the offering, after deduction of direct expenses, were $20,380. The Company used a portion of these proceeds to repay $15,860 of its debt obligations outstanding at the closing date.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     During 1995, in connection with the initial public offering of its securities, the Company effected a recapitalization whereby the previously outstanding Class A voting and Class B non-voting common stock was converted to 7,500 shares of a single class of common stock. All information contained in the accompanying financial statements and footnotes has been retroactively restated to give effect to this transaction.

5.   INVENTORIES, NET:

     At December 31, 1996 and 1995, inventories, net, consists of the following:

                                                         1996              1995
                                                         ----              ----
         Raw materials............................    $  6,333          $  5,736
         Work-in-process..........................       8,918            14,382
         Unliquidated progress payments...........       (231)             (816)
                                                      --------          --------
                                                        15,020            19,302
         Less: Reserves...........................       (658)             (390)
                                                      --------          --------
                                                      $ 14,362          $ 18,912
                                                      ========          ========

     During 1996, the Company wrote-off $6,550 of wireless work-in-process inventory due to decreased product demand and the resulting impact on estimated costs at completion.

6.   PROPERTY, PLANT AND EQUIPMENT, NET:

     At December 31, 1996 and 1995, property, plant and equipment, net, consists of the following:

                                                        1996              1995
                                                        ----              ----
         Land...................................     $    937          $    937
         Building and improvements..............        4,361             4,104
         Machinery and equipment................        6,606             6,183
         Furniture and fixtures.................          131                75
                                                     --------          --------
                                                       12,035            11,299
         Less: Accumulated depreciation
           and amortization...............             (3,978)           (2,935)
                                                     --------          --------
                                                     $  8,057          $  8,364
                                                     ========          ========

7.   INVESTMENT IN MARKETABLE SECURITIES:

     At December 31, 1996 and 1995, investment in marketable securities consists of the following:

                                                   1996              1995
                                                   ----              ----
         Book value.......................       $   437           $   437
         Unrealized loss..................            --                --
                                                 -------           -------
         Market value.....................       $   437           $   437
                                                 =======           =======

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         This investment has a maturity of less than one year at December 31, 1996 and 1995, an is classified as available-for-sale (Note 2). However, this investment has been classified as a non-current asset as the Company is required to hold this amount in escrow in accordance with the terms of an Industrial Development Revenue Bond agreement (Note 10).

8.   ACCRUED LIABILITIES:

     At December 31, 1996 and 1995, accrued liabilities consists of the following:

                                                         1996              1995
                                                         ----              ----
         Accrued payroll and benefits................  $ 1,450           $ 1,445
         Accrued commissions.........................      422               467
         Accrued warranty............................      400                84
         Other.......................................      424               273
                                                       -------           -------
                                                       $ 2,696           $ 2,269
                                                       =======           =======

9.   NOTE PAYABLE TO RELATED PARTY:

     The acquisition of MPD was partially financed by a $4,773 unsecured promissory note from the Company's principal shareholder, of which $2,853 remained outstanding at December 31, 1994. Amounts outstanding under this note bore interest at 6.5% and were due on September 3, 1996. During 1995, the Company repaid this note with the proceeds from the initial public offering of its securities (Note 4).

10.  LONG-TERM DEBT:

     At December 31, 1996 and 1995, long-term debt consists of the following:

                                                              1996        1995
                                                              ----        ----
         Industrial Development Revenue Bonds (a)....        $4,665      $4,705
         Loan and security agreement (b).............         8,124       5,013
                                                            -------      ------
                                                             12,789       9,718
         Less: Current portion.......................          (45)        (40)
                                                            -------      ------
                                                            $12,744      $9,678
                                                            =======      ======

(a) On June 30, 1992, MPD purchased a 7.4 acre parcel of land and an 86,000 square foot building for use as a corporate headquarters and manufacturing operation for $4,295. MPD financed the acquisition with Industrial Development Revenue Bonds ("IDRBs") totaling $4,810 issued through the Suffolk County Industrial Development Agency ("SCIDA"). The issuance was comprised of $490 Series A Bonds at 7.75% and $4,320 Series B Bonds at 8.5% with interest payable quarterly. The Series A Bonds and the Series B Bonds mature on June 30, 2002 and June 30, 2022, respectively, and are subject to annual mandatory sinking fund redemptions on June 30 of each year beginning with June 30, 1993 and June 30, 2003, respectively. The Series B Bonds include a $425 Debt Service Reserve Fund due and payable on June 30, 2022. Under IDRB terms, MPD transferred ownership of this facility to the SCIDA at closing and immediately leased back the facility with a lease term equal to the IDRB terms and provided for a one dollar buy-back option at lease end.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(b) At December 31, 1996, the Company had an amended and restated loan and security agreement with a lender (the "Loan Agreement"), which provided for borrowings up to $8,400 in the form of revolving credit. Aggregate borrowings under the Loan Agreement were limited by a borrowing base calculation to the sum of 85% of accounts receivable, as defined, 35% of raw materials, 35% of "non-wireless" work-in-process, as defined, 50% of "wireless" work-in-process, as defined (reduced by 1% per week until 35% was reached on February 21, 1997), and 65% of finished goods inventory, as defined (borrowings based on eligible inventory were limited to $6,000 (reduced by $40 per week until $5,680 was reached on January 3, 1997)). Borrowings under the Loan Agreement were collateralized by accounts receivable, inventory, equipment and certain other assets. The Loan Agreement was to expire on April 5, 1999 and was renewable for one-year terms. Borrowings under the Loan Agreement at December 31, 1996 and 1995, relate strictly to revolving credit loans which bear interest at the bank's base rate (8.25% and 8.5% at December 31, 1996 and 1995) plus 1.0%, in the amount of $8,124 and $5,013, respectively.

     The aggregate annual maturities of long-term debt, at December 31, 1996, are as follows:

         1997................................     $    45
         1998................................          50
         1999................................       8,179
         2000................................          60
         2001................................          65
         Thereafter..........................       4,390
                                                  -------
                           Total.............     $12,789
                                                  =======

     On February 13, 1997, the Company replaced the Loan Agreement with a credit facility from another lender (the "New Loan Agreement"). The New Loan Agreement provides for borrowings up to $13,000 in the form of a revolving line of credit and a term loan. Aggregate borrowings under the New Loan Agreement are limited by a borrowing base calculation to the sum of 85% of accounts receivable, as defined and 40% of raw materials and work-in-process inventories, as defined (borrowings based on eligible inventory are limited to $6,000). Borrowings under the New Loan Agreement are collateralized by accounts receivable, inventory, equipment and certain other assets. The New Loan Agreement expires on February 12, 2000 and is renewable thereafter for one-year terms. The New Loan Agreement contains a covenant to maintain a certain fixed charge coverage ratio. Borrowings under the New Loan Agreement for the revolving line of credit and the term loan will bear interest at the bank's base rate plus 1.0% and 1.25%, respectively.

11.  SHAREHOLDERS' EQUITY:

     Notes receivable from shareholders resulted from the issuance of the Company's common stock and are secured by the pledge of such stock. The notes bore interest at 8.0% and were due on September 3, 1996. On February 24, 1997, the notes were extended to September 3, 1998 and bear interest at 8.0%. Subsequent to December 31, 1995, $38 of the outstanding notes receivable from shareholders were repaid.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.  INCOME TAXES:

     For the years ended December 31, 1996, December 31, 1995 and December 31, 1994, the provision (benefit) for income taxes consists of the following:

                                       1996              1995              1994
                                    -------           -------           -------
        Current:
         Federal .........          $    --           $    --           $    95
         State ...........               --                --                39
                                    -------           -------           -------
                                         --                --               134
                                    -------           -------           -------
        Deferred:
         Federal .........           (3,384)           (1,779)              (91)
         State ...........             (375)             (197)              (10)
                                    -------           -------           -------
                                     (3,759)           (1,976)             (101)
                                    -------           -------           -------
                                    $(3,759)          $(1,976)          $    33
                                    =======           =======           =======

     The following table reconciles the Federal statutory rate to the Company's effective income tax rate for the years ended December 31, 1996, December 31, 1995 and December 31, 1994:

                                                        1996        1995        1994
                                                        ----        ----        ----
     Statutory rate ............................         34%         34%         34%
     State taxes, net of federal benefit .......          6           6           7
     Utilization of NOL carryforwards ..........         --          --         (34)
     Other .....................................         --          --           2
                                                       ----        ----        ----
     Effective Rate ............................         40%         40%          9%
                                                       ====        ====        ====

     For the years ended December 31, 1996, December 31, 1995 and December 31, 1994, the deferred income tax provision (benefit) is related to differences between the financial and tax bases of assets and liabilities resulting from the following:

                                                  1996           1995         1994
                                                -------        -------       -------
     Depreciation ......................       $  (137)       $   (96)       $    38
     Inventories .......................           (56)            41            (74)
     Accrued vacation expense ..........           (34)            77            (36)
     Accrued warranty costs ............          (126)           (10)            (4)
     Prepaid real estate taxes .........             3            (30)           (25)
     Accounts receivable ...............            (3)             7             --
     Contract research and development .           231             --             --
     Net operating loss carryforwards ..        (3,637)        (1,965)            --
                                               -------        -------        -------
                                               $(3,759)       $(1,976)       $  (101)
                                               =======        =======        =======

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company acquired a net operating loss carryforward of approximately $2,600 for federal income tax purposes, the utilization of which is subject to Internal Revenue Code limitations and expiration in 2004. At December 31, 1996, approximately $1,340 of the loss carryforward was available for future use. The Company has not recorded a deferred tax asset with respect to this loss carryforward as the utilization may be required to offset potential adjustments to previously filed income tax returns currently under examination by the Internal Revenue Service.

     The Company has recorded deferred tax assets of $3,759 and $1,976 for the benefit of federal income tax loss carryforwards and timing differences generated in 1996 and 1995. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

13.  STOCK OPTION PLANS:

     In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") pursuant to which key employees of the Company and eligible consultants to the Company are eligible to receive incentive and/or non-qualified stock options to purchase up to 525 shares of the Company's common stock. The 1995 Plan, which expires on June 26, 2005, is administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options is determined by the Compensation Committee of the Board of Directors.

     In March 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which was approved by the Stockholders in May 1996, pursuant to which key employees of the Company and eligible consultants to the Company are eligible to receive incentive and/or non-qualified stock options to purchase up to 475 shares of the Company's common stock. The 1996 Plan, which expires on March 5, 2006, is administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options is determined by the Compensation Committee of the Board of Directors.

     Incentive and non-qualified stock options granted under the 1995 Plan and the 1996 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted under the 1995 Plan and the 1996 Plan to a shareholder owning more than 10% of the outstanding common shares may not exceed 5 years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Transactions involving the 1995 Plan and the 1996 Plan for the years ended December 31, 1996 and December 31, 1995 are summarized as follows:


                                                                  1995 Plan                     1996 Plan
                                                                  ---------                     ---------
                                                 Shares         Option Price         Shares    Option Price
                                                 ------         ------------         ------    ------------
             Year Ended December 31, 1995
         Granted ..........................        459          $ 8.00 - $10.75         --           $--
         Exercised ........................         --                 --               --            --
         Cancelled ........................         (4)              $8.00              --            --
                                                   ---          ---------------        ---           ----
         Outstanding at December 31, 1995 .        455          $ 8.00 - $10.75         --           $--
                                                   ---          ---------------        ---           ----
             Year Ended December 31, 1996
         Granted ..........................         70         $11.125 - $11.375         49       $11.125
         Exercised ........................         --                       --         --            --
         Cancelled ........................        (12)         $ 8.00 - $10.75         --            --
                                                   ---          ---------------        ---        -------
         Outstanding at December 31, 1996 .        513          $ 8.00 - $11.375         49       $11.125
                                                   ===          ================       ===        =======


     At December 31, 1996, 223 shares were exercisable and 12 shares were available for grant under the 1995 Plan and no shares were exercisable and 426 shares were available for grant under the 1996 Plan.

     The Company accounts for these plans under APB No. 25, under which no compensation cost is recognized for stock options granted with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for these plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                                                     1996             1995
                                                                     ----             ----
       Net loss:                       As reported                 $(5,639)         $(2,952)
                                       Pro forma                    (6,202)          (3,174)

       Net loss per common share:      As reported                  $(0.54)          $(0.36)
                                       Pro forma                     (0.60)           (0.39)

     The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants made in June 1995, November 1995, February 1996 and March 1996, respectively: risk-free interest rates of 5.8%, 5.63%, 5.41% and 5.49%; expected dividend yields of 0% for each grant; expected lives of 3.5 years, 3.0 years,
3.0 years and 4.0 years; expected stock price volatility of 52%, 54%, 54% and 54%.

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to stock options granted prior to January 1, 1995 and additional stock option grants are anticipated in future years.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

14.  DEFINED CONTRIBUTION PENSION PLAN:

     MPD maintains a defined contribution plan which covers substantially all employees, and provides for employee contributions of up to 14% of their salary, a portion of which is matched by MPD. Contributions by MPD were $493, $464, and $364, in 1996, 1995 and 1994, respectively.

15.  TRANSACTIONS WITH RELATED PARTIES:

     Prior to the Company's initial public offering in 1995 (Note 4), corporate charges were assessed by a related party for management services provided to the Company. These charges were $0, $342, and $456 in 1996, 1995 and 1994, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

16.  COMMITMENTS AND CONTINGENCIES:

     Operating Leases

     Rent expense, including amounts charged to inventory as part of overhead allocations and the rental of machinery and equipment (on a month-to-month basis) in all three years was $1,434, $571, and $165 in 1996, 1995 and 1994, respectively.

     Litigation

     In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

     Employment and Consulting Agreements

     The Company has an employment agreement with its President and Chief Executive Officer which expires on August 30, 1997 and provides for an annual base salary of $250. The terms of the agreement are automatically renewed for successive one year terms. Additionally, the Company has consulting agreements with two director/shareholders which provide for aggregate annual compensation of $225.

     Letters of Credit

     As of December 31, 1996, the Company has outstanding letters of credit aggregating $260.