Form 10-Q
period 1997-03-31
MICROWAVE POWER DEVICES INC
filed 1997-05-13
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997.

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

                                  Yes X. No ____.

As of May 1, 1997, there were 10,375,000 shares outstanding of the registrant's Common Stock, $.01 par value.
================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

ITEM 1. Consolidated Financial Statements
          Consolidated Balance Sheets --
          March 31, 1997 and December 31, 1996 .........................    3

          Consolidated Statements of Operations --
          Three months ended March 31, 1997 and 1996 ...................    4

          Consolidated Statements of Cash Flows --
          Three months ended March 31, 1997 and 1996 ...................    5

          Notes to Consolidated Financial Statements ...................    6

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................    7

PART II -- OTHER INFORMATION
----------------------------

ITEM 6. Exhibits and Reports on Form 8-K ...............................   10

SIGNATURES .............................................................   11

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.


                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                        March 31,       December 31,
                                                                                                          1997               1996
                                                                                                       ----------       -----------
                                                                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................................................           $    562            $  1,149
     Accounts receivable, net of allowance for doubtful accounts of $76 ....................              7,518               7,482
     Inventories, net ......................................................................             15,210              14,362
     Prepaid expenses and other current assets .............................................                856                 657
     Deferred income taxes .................................................................                361                 345
                                                                                                       --------            --------
          Total current assets .............................................................             24,507              23,995
PROPERTY, PLANT AND EQUIPMENT, net .........................................................              7,835               8,057
INTANGIBLE ASSETS, net .....................................................................                438                 369
INVESTMENT IN MARKETABLE SECURITIES AND OTHER
   LONG-TERM ASSETS ........................................................................              1,021               1,015
DEFERRED INCOME TAXES ......................................................................              5,458               5,454
                                                                                                       --------            --------
                                                                                                       $ 39,259            $ 38,890
                                                                                                       ========            ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt .....................................................           $    645            $     45
     Accounts payable ......................................................................              3,037               5,103
     Accrued liabilities ...................................................................              2,769               2,696
                                                                                                       --------            --------
          Total current liabilities ........................................................              6,451               7,844
                                                                                                       --------            --------
LONG-TERM DEBT .............................................................................             14,503              12,744
                                                                                                       --------            --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued or outstanding ....................................................               --                  --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        10,375,000 shares issued and outstanding ...........................................                104                 104
     Additional paid-in capital ............................................................             23,276              23,276
     Notes receivable from shareholders ....................................................               (225)               (225)
     Retained earnings .....................................................................             (4,850)             (4,853)
                                                                                                       --------            --------
          Total shareholders' equity .......................................................             18,305              18,302
                                                                                                       --------            --------
                                                                                                       $ 39,259            $ 38,890
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                     For the Three Months Ended
                                                     --------------------------
                                                       March 31,    March 31,
                                                          1997         1996
                                                       --------     --------
NET SALES ........................................     $ 10,004     $ 11,259
COST OF SALES ....................................        7,507        8,270
                                                       --------     --------
          Gross profit ...........................        2,497        2,989
                                                       --------     --------
OPERATING EXPENSES:
     General and administrative ..................          857          903
     Selling .....................................          710        1,077
     Research and development ....................          647        1,965
                                                       --------     --------
                                                          2,214        3,945
                                                       --------     --------
          Income (loss) from operations ..........          283         (956)
INTEREST EXPENSE, net ............................          279          166
                                                       --------     --------
          Income (loss) before income taxes ......            4       (1,122)
PROVISION (BENEFIT) FOR INCOME TAXES .............            1         (359)
                                                       --------     --------
          Net income (loss) ......................     $      3     $   (763)
                                                       ========     ========


PER SHARE INFORMATION:
     Net income (loss) per common share ..........     $   0.00     $  (0.07)
                                                       ========     ========
     Weighted average common shares outstanding ..       10,382       10,375
                                                       ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                      For the Three Months Ended
                                                                                                     ---------------------------
                                                                                                     March 31,         March 31,
                                                                                                       1997               1996
                                                                                                     -------            -------
OPERATING ACTIVITIES:
     Net income (loss) ..................................................................           $     3            $  (763)
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
          Depreciation and amortization .................................................               298                299
          Deferred income taxes .........................................................               (20)              (367)
          Loss on sale of property, plant and equipment .................................              --                 --
     Changes in operating assets and liabilities:
          Accounts receivable ...........................................................               (36)             4,368
          Inventories ...................................................................              (848)            (2,489)
          Prepaid expenses and other assets .............................................              (198)               175
          Accounts payable and accrued liabilities ......................................            (1,993)               (17)
                                                                                                    -------            -------
               Net cash provided by (used in) operating activities ......................            (2,794)             1,206
                                                                                                    -------            -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment ....................................               (58)              (226)
          Proceeds from sale of property, plant and equipment ...........................              --                   15
          Investment in marketable securities ...........................................                (6)                (6)
                                                                                                    -------            -------
               Net cash used in investing activities ....................................               (64)              (217)
                                                                                                    -------            -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt ..................................................             2,700               --
          Net repayments on revolving line of credit ....................................              (341)              (981)
          Deferred financing costs ......................................................               (88)              --
                                                                                                    -------            -------
               Net cash provided by (used in) financing activities ......................             2,271               (981)
                                                                                                    -------            -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................................              (587)                 8
CASH AND CASH EQUIVALENTS, beginning of year ............................................             1,149                388
                                                                                                    -------            -------
CASH AND CASH EQUIVALENTS, end of period ................................................           $   562            $   396
                                                                                                    =======            =======


SUPPLEMENTAL DATA:
     Cash paid for interest .............................................................           $   301            $   194
                                                                                                    =======            =======
     Cash paid for income taxes .........................................................           $    21            $     3
                                                                                                    =======            =======


  The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                 (in thousands, except share and per share data)
                                   (unaudited)

     1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1996 audited consolidated financial statements included in the Company's 1996 Annual Report and the Company's 1996 Annual Report on Form 10-K filed with the SEC on March 28, 1997. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The results of consolidated operations for interim periods are not necessarily indicative of the results to be expected for a full year.

     2. Earnings per share for the three months ended March 31, 1997 includes the dilutive effect of 7,268 weighted average outstanding options; it does not include the impact of other outstanding options as the effect of their inclusion would be anti-dilutive.

     Earnings per share for the three months ended March 31, 1996 does not include the impact of outstanding options as the effect of their inclusion would be anti-dilutive.

     3. The following stock options were granted, cancelled or exercised during the first quarter of 1997 under either the 1995 or 1996 Stock Option Plans:

   Granted                          Cancelled                 Exercised
   -------                          -------------             ---------
   193,715 @ $2.875                 1,875 @ $8.00               None

     4. Recently Issued Accounting Standards

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview

     Microwave Power Devices, Inc. ("Microwave Power Devices" or the "Company") commenced operations in 1967. During the past 30 years, the Company has designed, manufactured and marketed high power, solid-state, radio frequency ("RF") and microwave power amplifiers and related subsystems for military, medical, satellite and, most recently, wireless telecommunications applications.

     The Company historically has been dependent upon the military market as its principal source of revenue. In 1992, as the military market was declining, the Company increased the scope of its business and entered commercial markets, thereby broadening its product offerings. The Company now develops precision high-power amplifiers for a variety of commercial uses.

Forward-Looking Statements

     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Annual Report on Form 10-K, filed March 28, 1997, under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form S-1 dated September 29, 1995, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

Results of Operations --
First Quarters Ended March 31, 1997 and March 31, 1996

     Net Sales. Net sales decreased by 11% to $10.0 million in the first quarter of 1997 from $11.3 million in the first quarter of 1996. This sales decrease was primarily due to lower shipments of the Company's commercial products which were partially offset by higher shipments of the Company's military products. Sales of commercial products decreased by 35% to $6.3 million in the first quarter of 1997 from $9.7 million in the first quarter of 1996, representing 63% and 86%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one wireless telecommunications original equipment manufacturer ("OEMs") which were partially offset by higher shipments to one satellite communications OEM and one wireless telecommunications OEM. The lower wireless telecommunications shipments were predominantly caused by a break in production with the Company's South Korean customer. Initial shipments for a follow-on order with this customer began in March 1997. Sales of military products increased by 136% to $3.7 million in the first quarter of 1997 from $1.6 million in the first quarter of 1996, representing 37% and 14%, respectively, of net sales in such periods. The military sales increase was predominantly due to greater market demand for one Republic product, initial hardware shipments for another Republic product and an overall modest resurgence of shipments to U.S. prime contractors for various military products.

     International sales decreased by 52% to $2.7 million in the first quarter of 1997 from $5.7 million in the first quarter of 1996, totaling 27% of net sales in the first quarter of 1997 compared to 50% in the first quarter of 1996. The decrease in international sales was predominantly due to lower foreign wireless telecommunications OEM business caused by the above described break in production which more than offset higher Republic foreign military business. In the first quarter of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) accounted for 28% and 19%, respectively, of the Company's net sales. In the first quarter of 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 48% and 15%, respectively, of the Company's net sales.

     Gross Profit. Gross profit decreased by 16% to $2.5 million in the first quarter of 1997 from $3.0 million in the first quarter of 1996. The Company's gross profit margin (gross profit as a percentage of net sales) also decreased to 25.0% in the first quarter of 1997 from 26.5% in the first quarter of 1996. This decrease was primarily due to higher commercial warranty expense (specifically for the Company's multi-channel, Cellular-CDMA product) and a lower gross profit margin on the Company's multi-channel product line (the result of competitive pricing pressures) which were partially offset by higher gross profit margins which the Company is experiencing on its satellite communications program (the result of engineering and manufacturing efficiencies). By the end of the first quarter of 1997, the majority of the technical problems encountered with the Company's multi-channel, Cellular-CDMA product have been addressed, product returns seem to be diminishing and product reliability appears to be improving.

     Certain of the Company's inventory costing techniques involve developing a standard cost which estimates the average, or standard, cost per unit over the extended life cycle of a product. Such costs include labor, material, other direct costs and related overheads. If the extended life cycle of a product does not materialize or if there is no reasonable certainty that product maturation will take place within the near future, write-offs of work-in-process inventory would be required. Such write-offs could materially adversely affect the Company's gross profit and results of operations.

     Certain of the purchase orders or contracts comprising backlog at March 31, 1997 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

     General and Administrative Expenses. General and administrative expenses remained relatively stable at $0.9 million in both the first quarters of 1997 and 1996, representing 8.6% and 8.0%, respectively, of net sales.

     Selling Expenses. Selling expenses decreased by 34% to $0.7 million in the first quarter of 1997 from $1.1 million in the first quarter of 1996, representing 7.1% and 9.6%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower sales representative commissions, the result of product sales mix variations, and, to a lesser extent, lower accrued sales incentive expenses. In addition, advertising and trade show expenses decreased but were fully offset by increased bid and proposal expenses.

     Research and Development Expenses. Research and development expenses decreased by 67% to $0.6 million in the first quarter of 1997 from $2.0 million in the first quarter of 1996, representing 6.5% and 17.4%, respectively, of net sales. This decrease resulted primarily from decreased military and wireless telecommunications product development. Military research and development expenses decreased predominantly as a result of the Company shipping initial hardware to a foreign military OEM, late in 1996, for a Republic MRES 2000 simulator product. In the military environment, customer funding of product development costs is typical. The Republic MRES 2000 program was an exception, however, as the Company funded a large majority of this product development effort throughout 1996. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development. The Company views the decrease in wireless telecommunications research and development expenses as a short term solution to assist in reducing costs to match reduced wireless revenue. Fundamental to this effort was a temporary reallocation of some of the Company's engineering and technology resources to either revenue producing or customer-funded product development. This action enabled the Company to leverage its other commercial and military product lines while insuring a continued and focused emphasis on critical wireless telecommunications development projects. Research and development expenses should rise commensurate with revenues in the coming quarter.

     Interest Expense. Interest expense increased by 68% to $0.28 million in the first quarter of 1997 from $0.17 million in the first quarter of 1996, primarily reflecting increased borrowings under the Company's credit facility.

     Provision for Income Taxes. The Company's effective tax rate increased to 40.0% in the first quarter of 1997 from 32.0% in the first quarter of 1996. The lower tax rate in the first quarter of 1996 was due to the Company's recognition of the anticipated partial use of previously generated unrecorded NOLs to offset then anticipated full year 1996 taxable income.

Liquidity and Capital Resources

     In the fourth quarter of 1995, the Company successfully completed its IPO, raising net proceeds to the Company of approximately $20.4 million from the Company's sale of 2,875,000 shares of Common Stock, including the exercise of the underwriters' over-allotment option. Since the IPO, the Company had financed its operations and met its capital requirements through the following two sources: (i) a credit facility and (ii) cash provided by operating activities.

     On February 13, 1997, the Company and IBJ Schroder Bank and Trust Company ("IBJ") entered into a $13.0 million credit facility consisting of a revolving line of credit in the amount of $10.3 million and a term loan in the amount of $2.7 million. The revolving line of credit and term loan bear interest at annual rates equal to the prime rate plus 1.0% and the prime rate plus 1.25%, respectively. The credit facility matures in February 2000 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

     Operating activities used net cash of $2.8 million and provided net cash of $1.2 million in the first three months of 1997 and 1996, respectively. From December 31, 1996 to March 31, 1997, inventory increased by $0.8 million while accounts payable and accrued liabilities decreased by $2.0 million. The increase in inventory was primarily due to an increase in work-in-process inventory for commercial products and, to a lesser extent, reduced progress payments on military contracts. The decrease in accounts payable and accrued liabilities was primarily the result of an increase in the Company's credit facility thereby allowing improved vendor payments. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $0.06 million and $0.22 million in the first three months of 1997 and 1996, respectively. Financing activities, which consisted primarily of proceeds from long-term debt and net repayments made on the revolving line of credit, provided net cash of $2.3 million and used net cash of $1.0 million in the first three months of 1997 and 1996, respectively.

     Capital expenditures were $0.06 million and $0.23 million in the first three months of 1997 and 1996, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility and cash provided by operating activities, respectively. Principal expenditures for the first three months of 1997 included computer equipment and engineering and manufacturing test equipment. The Company anticipates making additional capital expenditures of approximately $1.4 million during the remainder of 1997, including the purchase of additional engineering and manufacturing test equipment, computer equipment upgrades as well as continued enhancements to its CAE/CAD systems.

     As of March 31, 1997, the Company had working capital of approximately $18.1 million, compared to approximately $16.2 million as of December 31, 1996. Working capital as of March 31, 1997 included approximately $7.5 million and $15.2 million in accounts receivable and inventory, respectively compared to December 31, 1996 working capital which included approximately $7.5 million and $14.4 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of March 31, 1997 was 3.8:1, compared with a current ratio of 3.1:1 as of December 31, 1996. As of March 31, 1997, the Company's debt to equity ratio was 0.8:1, compared with a debt to equity ratio of 0.7:1 as of December 31, 1996.

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


PART II -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.


     (a)  Exhibit 27.1 Financial Data Schedule.

     (b)  Form 8-K with respect to Item 5 and Item 7 was filed March 6, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MICROWAVE POWER DEVICES, INC.
                                                     (Registrant)


Dated: May 12, 1997                           /s/Edward J. Shubel
      ----------------------                  --------------------
                                              By: Edward J. Shubel
                                                  President and CEO


Dated: May 12, 1997                             /s/ Paul E. Donofrio
      ----------------------                  --------------------
                                              By: Paul E. Donofrio
                                                  Vice President Finance/CFO
                                                  (Principal Financial
                                                   and Accounting Officer)