Form 10-Q
period 1997-06-30
MICROWAVE POWER DEVICES INC
filed 1997-08-05
CIK 65781

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997.

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________



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

                               Yes _X_   No ___


As of August 1, 1997, there were 10,375,000 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX




PART I -- FINANCIAL INFORMATION                                       Page No.
-------------------------------                                       --------

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets --
          June 30, 1997 and December 31, 1996...........................    3

          Consolidated Statements of Operations --
          Three and six months ended June 30, 1997 and 1996 ............    4

          Consolidated  Statements of Cash Flows -- Six months ended
           June 30, 1997 and 1996.......................................    5

          Notes to Consolidated Financial Statements ...................    6


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................    7


PART II -- OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders .........    13

ITEM 6.   Exhibits and Reports on Form 8-K ............................    13


SIGNATURES ............................................................    14

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.


                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                          June 30,   December 31,
                                                                            1997        1996
                                                                        -----------  ------------
                                                                        (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ........................................   $    543    $  1,149
     Accounts receivable, net of allowance for doubtful accounts of $76      7,868       7,482
     Inventories, net .................................................     16,806      14,362
     Prepaid expenses and other current assets ........................        857         657
     Deferred income taxes ............................................        480         345
                                                                          --------    --------
          Total current assets ........................................     26,554      23,995
PROPERTY, PLANT AND EQUIPMENT, net ....................................      7,842       8,057
INTANGIBLE ASSETS, net ................................................        438         369
INVESTMENT IN MARKETABLE SECURITIES AND OTHER
   LONG TERM ASSETS ...................................................      1,004       1,015
DEFERRED INCOME TAXES .................................................      5,277       5,454
                                                                          --------    --------
                                                                          $ 41,115    $ 38,890
                                                                          ========    ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt ................................   $    650    $     45
     Accounts payable .................................................      5,573       5,103
     Accrued liabilities ..............................................      3,081       2,696
                                                                          --------    --------
          Total current liabilities ...................................      9,304       7,844
                                                                          --------    --------
 LONG-TERM DEBT .......................................................     13,394      12,744
                                                                          --------    --------
 SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued or outstanding ...............................       --          --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        10,375,000 shares issued and outstanding ......................        104         104
     Additional paid-in capital .......................................     23,276      23,276
     Notes receivable from shareholders ...............................       (225)       (225)
     Accumulated deficit ..............................................     (4,738)     (4,853)
                                                                          --------    --------
          Total shareholders' equity ..................................     18,417      18,302
                                                                          --------    --------
                                                                          $ 41,115    $ 38,890
                                                                          ========    ========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                       For the Three Months Ended         For the Six Months Ended
                                                                       --------------------------         ------------------------
                                                                        June 30,         June 30,         June 30,         June 30,
                                                                          1997             1996             1997             1996
                                                                        --------         --------         --------         --------
NET SALES ......................................................        $ 12,230         $ 11,019         $ 22,234         $ 22,278
COST OF SALES ..................................................           8,913            9,099           16,420           17,369
                                                                        --------         --------         --------         --------
          Gross profit .........................................           3,317            1,920            5,814            4,909
                                                                        --------         --------         --------         --------
OPERATING EXPENSES:
     General and administrative ................................             905              865            1,762            1,768
     Selling ...................................................             863              961            1,573            2,038
     Research and development ..................................           1,030            1,998            1,677            3,963
                                                                        --------         --------         --------         --------
                                                                           2,798            3,824            5,012            7,769
                                                                        --------         --------         --------         --------
          Income (loss) from operations ........................             519           (1,904)             802           (2,860)
INTEREST EXPENSE, net ..........................................             335              213              614              379
OTHER INCOME, net ..............................................              (3)              (1)              (3)              (1)
                                                                        --------         --------         --------         --------
          Income (loss) before income taxes ....................             187           (2,116)             191           (3,238)
PROVISION (BENEFIT) FOR INCOME TAXES ...........................              75             (936)              76           (1,295)
                                                                        --------         --------         --------         --------
          Net income (loss) ....................................        $    112         $ (1,180)        $    115         $ (1,943)
                                                                        ========         ========         ========         ========



PER SHARE INFORMATION:
     Net income (loss) per common share ........................        $   0.01         $  (0.11)        $   0.01         $  (0.19)
                                                                        ========         ========         ========         ========
     Weighted average common shares outstanding ................          10,423           10,375           10,400           10,375
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                         For the Six Months Ended
                                                                                                        ---------------------------
                                                                                                        June 30,          June 30,
                                                                                                          1997              1996
                                                                                                        --------          --------
OPERATING ACTIVITIES:
     Net income (loss) .....................................................................            $   115             $(1,943)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization ....................................................                584                 602
          Deferred income taxes ............................................................                 42              (1,314)
          Gain on sale of property, plant and equipment ....................................                 (3)                  0
     Changes in operating assets and liabilities:
          Accounts receivable ..............................................................               (386)              2,318
          Inventories ......................................................................             (2,443)             (4,764)
          Prepaid expenses and other assets ................................................               (200)                (24)
          Accounts payable and accrued liabilities .........................................                855               1,450
                                                                                                        -------             -------
               Net cash used in operating activities .......................................             (1,436)             (3,675)
                                                                                                        -------             -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment .......................................               (325)               (647)
          Proceeds from sale of property, plant and equipment ..............................                  3                  15
          Investment in marketable securities ..............................................                 10                  11
                                                                                                        -------             -------
               Net cash used in investing activities .......................................               (312)               (621)
                                                                                                        -------             -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt .....................................................              2,700                   0
          Principal payments of long-term debt .............................................               (195)                (40)
          Net proceeds from (repayments on) revolving line of credit .......................             (1,249)              4,255
          Deferred financing costs .........................................................               (114)                  0
                                                                                                        -------             -------
               Net cash provided by financing activities ...................................              1,142               4,215
                                                                                                        -------             -------
DECREASE IN CASH AND CASH EQUIVALENTS ......................................................               (606)                (81)
CASH AND CASH EQUIVALENTS, beginning of year ...............................................              1,149                 388
                                                                                                        -------             -------
CASH AND CASH EQUIVALENTS, end of period ...................................................            $   543             $   307
                                                                                                        =======             =======


SUPPLEMENTAL DATA:
     Cash paid for interest ................................................................            $   652             $   429
                                                                                                        =======             =======
     Cash paid for income taxes ............................................................            $    34             $    13
                                                                                                        =======             =======


              The accompanying notes are an integral part of these
                            consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                 (in thousands, except share and per share data)
                                   (unaudited)


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

     2. Earnings per share for the three and six months ended June 30, 1997 includes the dilutive effect of 47,717 and 25,205 weighted average outstanding options, respectively; they do not include the impact of other outstanding options as the effect of their inclusion would be anti-dilutive.

     Earnings per share for the three and six months ended June 30, 1996 do not include the impact of outstanding options as the effect of their inclusion would be anti-dilutive.

     3. The following stock options were granted, cancelled or exercised during the second quarter of 1997 under either the 1995 or 1996 Stock Option Plans:

    Granted                   Cancelled                           Exercised
    -------                   ---------                           ---------
     None                      10,920  @  $2.875 - $10.75           None

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

Results of Operations --
Second Quarters Ended June 30, 1997 and June 30, 1996

     Net Sales. Net sales increased by 11% to $12.2 million in the second quarter of 1997 from $11.0 million in the second quarter of 1996. This sales increase was primarily due to higher shipments of the Company's commercial products which were partially offset by lower shipments of the Company's military products. Sales of commercial products increased by 33% to $9.6 million in the second quarter of 1997 from $7.2 million in the second quarter of 1996, representing 79% and 65%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher shipments to one domestic wireless telecommunications original equipment manufacturer ("OEMs") and one satellite communications OEM which were partially offset by lower shipments to one foreign wireless telecommunications OEM. Sales of military products decreased by 31% to $2.6 million in the second quarter of 1997 from $3.8 million in the second quarter of 1996, representing 21% and 35%, respectively, of net sales in such periods. The military sales decrease was predominantly due to lower market demand for various Republic and MPD products.

     International sales decreased by 29% to $2.6 million in the second quarter of 1997 from $3.6 million in the second quarter of 1997, totaling 21% of net sales in the second quarter of 1997 compared to 33% in the second quarter of 1996. The decrease in international sales was predominantly due to lower foreign wireless telecommunications OEM business. In the second quarter of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 34%, 16% and 17%, respectively, of the Company's net sales. In the second quarter of 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 30% and 19%, respectively, of the Company's net sales.

     Gross Profit. Gross profit increased by 73% to $3.3 million in the second quarter of 1997 from $1.9 million in the second quarter of 1996. This increase was primarily due to the non-recurrence of the second quarter 1996 $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract and the gross profit associated with the increased net sales level in the second quarter of 1997. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 27.1% in the second quarter of 1997 from 17.4% in the second quarter of 1996. This increase was primarily due to the non-recurrence of the $1.0 million AirNet write-off and the higher gross profit margin which the Company is experiencing on its satellite communications program (the result of engineering and manufacturing efficiencies), partially offset by the lower gross profit margins which the Company is experiencing on its wireless multi-channel product line (the result of competitive pricing pressures). In addition, the following factors adversely affected the gross profit margin for the second quarter of 1997: (i) the overall low gross profit margin obtainable on the Company's wireless multi-channel product line (the result of competitive pricing pressures), (ii) low gross profits the Company is experiencing on two military OEM contracts (the result of production delays and software integration difficulties) and (iii) a lower than anticipated absorption of overhead expenses.

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

     Certain of the purchase orders or contracts comprising backlog at June 30, 1997 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

     There can be no assurances that gross profit will continue to improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with greater margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

     General and Administrative Expenses. General and administrative expenses remained relatively stable at $0.9 million in both the second quarters of 1997 and 1996, representing 7.4% and 7.9%, respectively, of net sales.

     Selling Expenses. Selling expenses decreased by 10% to $0.9 million in the second quarter of 1997 from $1.0 million in the second quarter of 1996, representing 7.1% and 8.7%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower sales representative commissions (the result of domestic versus foreign sales mix variations) and lower travel expenses, partially offset by higher bid and proposal expenses.

     Research and Development Expenses. Research and development expenses decreased by 48% to $1.0 million in the second quarter of 1997 from $2.0 million in the second quarter of 1996, representing 8.4% and 18.1%, respectively, of net sales. The decrease in research and development expenses resulted primarily from reduced military product development efforts and, to a lesser extent, reduced wireless telecommunications product development efforts. Military research and development expenses decreased predominantly as a result of the Company shipping initial hardware to a foreign military OEM, late in 1996, for a Republic MRES 2000 simulator product. In the military environment, customer funding of product development costs is typical. The Republic MRES 2000 program was an exception, however, as the Company funded a large majority of this product development effort throughout 1996. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continued investment in research and development.

     Interest Expense. Interest expense increased by 57% to $0.3 million in the second quarter of 1997 from $0.2 million in the second quarter of 1996, primarily reflecting increased average borrowings under the Company's credit facility.

     Provision for Income Taxes. The Company's effective tax rate decreased to 40.0% in the second quarter of 1997 from 44.2% in the second quarter of 1996. The higher rate in the second quarter of 1996 was due to the Company's then anticipated full year 1996 net loss which required a year-to-date effective tax rate adjustment in the second quarter of 1996 for the lower effective tax rate used in the first quarter of 1996.

Six Months Ended June 30, 1997 and June 30, 1996

     Net Sales. Net sales decreased slightly to $22.2 million in the first six months of 1997 from $22.3 million in the first six months of 1996. This sales decrease was primarily due to lower shipments of the Company's commercial products which were almost fully offset by higher shipments of the Company's military products. Sales of commercial products decreased by 6% to $15.9 million in the first six months of 1997 from $16.9 million in the first six months of 1996, representing 72% and 76%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one foreign wireless telecommunications OEM, partially offset by higher shipments to one domestic wireless telecommunications OEM and one satellite communications OEM. Sales of military products increased by 18% to $6.3 million in the first six months of 1997 from $5.4 million in the first six months of 1996, representing 28% and 24%, respectively, of net sales in such periods. The military sales increase was predominantly due to greater market demand for various MPD and Republic products.

     International sales decreased by 43% to $5.3 million in the first six months of 1997 from $9.3 million in the first six months of 1996, totaling 24% of net sales in the first six months of 1997 compared to 42% in the first six months of 1996. The decrease in international sales was predominantly due to lower foreign wireless telecommunications OEM business, partially offset by higher Republic military business. In the first six months of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 31%, 17% and 13%, respectively, of the Company's net sales. In the first six months of 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 39% and 17%, respectively, of the Company's net sales.

     Gross Profit. Gross profit increased by 18% to $5.8 million in the first six months of 1997 from $4.9 million in the first six months of 1996. This increase was primarily due to the non-recurrence of the first six months 1996 $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract in the second quarter of 1996. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 26.1% in the first six months of 1997 from 22.0% in the first six months of 1996. This increase was primarily due to the non-recurrence of the $1.0 million AirNet write-off and the higher gross profit margin which the Company is experiencing on its satellite communications program (the result of engineering and manufacturing efficiencies), partially offset by the lower gross profit margins which the Company is experiencing on its wireless multi-channel product line (the result of competitive pricing pressures). In addition, the following factors adversely affected the gross profit margin for the first six months of 1997: (i) the overall low gross profit margin obtainable on the Company's multi-channel product line (the result of competitive pricing pressures), (ii) low gross profits the Company is experiencing on two military OEM contracts (the result of production delays and software integration difficulties) and (iii) a higher commercial warranty expense (specifically for the Company's multi-channel, Cellular-CDMA product). However, by the end of the first quarter of 1997, the majority of the technical problems encountered with the Company's multi-channel, Cellular-CDMA product had been addressed, product returns seem to be diminishing, product reliability appears to be improving and, accordingly, commercial warranty expense seems to be leveling.

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

     Certain of the purchase orders or contracts comprising backlog at June 30, 1997 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

     There can be no assurances that gross profit will continue to improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with greater margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

     General and Administrative Expenses. General and administrative expenses remained relatively stable at $1.8 million in both the first six months of 1997 and 1996, representing 7.9% of net sales for both periods.

     Selling Expenses. Selling expenses decreased by 23% to $1.6 million in the first six months of 1997 from $2.0 million in the first six months of 1996, representing 7.1% and 9.1%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower sales representative commissions (the result of domestic versus foreign sales mix variations) and, to a lesser extent, lower travel, advertising and trade show expenses, partially offset by higher bid and proposal expenses.

     Research and Development Expenses. Research and development expenses decreased by 58% to $1.7 million in the first six months of 1997 from $4.0 million in the first six months of 1996, representing 7.5% and 17.8%, respectively, of net sales. The decrease in research and development expenses resulted primarily from reduced military product development efforts and, to a lesser extent, reduced wireless telecommunications product development efforts. Military research and development expenses decreased predominantly as a result of the Company shipping initial hardware to a foreign military OEM, late in 1996, for a Republic MRES 2000 simulator product. In the military environment, customer funding of product development costs is typical. The Republic MRES 2000 program was an exception, however, as the Company funded a large majority of this product development effort throughout 1996. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development. The Company views the decrease in wireless telecommunications research and development expenses (the majority of which occurred in the first quarter of 1997) as a short term solution used to assist in reducing costs to match corresponding reduced wireless revenue. Fundamental to this effort was a temporary reallocation of some of the Company's engineering and technology resources to either revenue producing or customer-funded product development during the first quarter of 1997. This action enabled the Company to leverage its other commercial and military product lines while insuring a continued and focused emphasis on critical wireless telecommunications development projects.

     Interest Expense. Interest expense increased by 62% to $0.6 million in the first six months of 1997 from $0.4 million in the first six months of 1996, primarily reflecting increased average borrowings under the Company's credit facility.

     Provision for Income Taxes. The Company's effective tax rate for both the first six months of 1997 and 1996 was 40%. The 1996 rate was due to the then anticipated full year 1996 net loss, the benefit of which the Company expects to utilize to offset 1997 and future taxable income, as prescribed by SFAS No. 109. There can be no assurances that the Company will continue to achieve taxable income in the future.

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

     On February 13, 1997, the Company and IBJ Schroder Bank and Trust Company ("IBJ") entered into a $13.0 million credit facility consisting of a revolving line of credit in the amount of $10.3 million and a term loan in the amount of $2.7 million. The revolving line of credit and term loan bear interest at annual rates equal to the prime rate plus 1.0% and the prime rate plus 1.25%, respectively. The credit facility matures in February 2000 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The term loan requires a monthly paydown of $0.05 million. Therefore, at June 30, 1997 the term loan balance was $2.55 million. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

     Operating activities used net cash of $1.4 million and $3.7 million in the first six months of 1997 and 1996, respectively. From December 31, 1996 to June 30, 1997, inventory, and accounts payable and accrued liabilities increased by $2.4 million and $0.9 million, respectively. The increase in inventory was primarily due to an increase in work-in-process inventory for wireless telecommunications products (particularly multi-channel) and Republic military contracts (particularly a long-term RES program). The increase in accounts payable and accrued liabilities was primarily the result of the implementation of a new cash management system which created a favorable float situation at June 30, 1997 (i.e.: checks in vendors hands but not yet cleared) and mid-year payroll related accruals. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $0.3 million and $0.6 million in the first six months of 1997 and 1996, respectively. Financing activities which consisted primarily of proceeds from long term debt and net proceeds from a revolving line of credit, provided net cash of $1.1 million and $4.2 million in the first six months of 1997 and 1996, respectively.

     Capital expenditures were $0.3 million and $0.6 million in the first six months of 1997 and 1996, respectively. These expenditures were funded primarily through cash provided by beginning of year cash on-hand balances and the Company's credit facility. Principal expenditures for the first six months of 1997 included upgrades to the Company's business system software and CAE/CAD systems, and purchases of computer equipment and engineering and manufacturing test equipment. The Company anticipates making additional capital expenditures of $1.2 million during the remainder of 1997, including purchases of additional engineering and manufacturing assembly and test equipment as well as continued upgrades to its CAE/CAD systems and computer equipment.

     As of June 30, 1997, the Company had working capital of approximately $17.3 million, compared to approximately $16.2 million as of December 31, 1996. Working capital as of June 30, 1997 included approximately $7.9 million and $16.8 million in accounts receivable and inventory, respectively, compared to December 31, 1996 working capital which included approximately $7.5 million and $14.4 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of June 30, 1997 was 2.9:1, compared with a current ratio of 3.1.:1 as of December 31, 1996. As of June 30, 1997, the Company's debt to equity ratio was 0.8:1, compared with a debt to equity ratio of 0.7:1 as of December 31, 1996.

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

PART II -- OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held Thursday, May 8, 1997, at 11:00 A.M., local time, at the offices of Proskauer Rose LLP, 1585 Broadway, 26th Floor, New York, New York 10036, the following items were voted upon:


                                        For             Against        Abstain
                                        ---             -------        -------
  1. Election of Directors:
         George J. Sbordone          9,884,314              0           22,780
         Edward J. Shubel            9,884,314              0           22,780
         Merril M. Halpern           9,886,064              0           21,030
         A. Lawrence Fagan           9,886,064              0           21,030
         Alfred Weber                9,882,064              0           25,030
         David J. Aldrich            9,886,064              0           21,030
         Warren A. Law               9,886,064              0           21,030
         James Silver                9,882,064              0           25,030

  2. Ratify the appointment of
  Arthur Andersen LLP                9,889,517         11,845            5,732


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



                                MICROWAVE POWER DEVICES, INC.
                                      (Registrant)


Dated: August 4, 1997           /s/ Edward J. Shubel
                                ---------------------------
                                By: Edward J. Shubel
                                    President and CEO


Dated: August 4, 1997           /s/ Paul E. Donofrio
                                ---------------------------
                                By: Paul E. Donofrio
                                    Vice President Finance/CFO
                                    (Principal Financial and Accounting Officer)