Form 10-Q
period 1997-09-30
MICROWAVE POWER DEVICES INC
filed 1997-11-04
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997.

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

                            Yes __X__.   No _____.


As of November 1, 1997, there were 10,378,750 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX


PART I -- FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets --
          September 30, 1997 and December 31, 1996 .....................    3

          Consolidated Statements of Operations --
          Three and nine months ended September 30, 1997 and 1996 ......    4

          Consolidated Statements of Cash Flows --
          Nine months ended September 30, 1997 and 1996 ................    5

          Notes to Consolidated Financial Statements....................    6


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    7


PART II -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..............................   12


SIGNATURES..............................................................   13

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.


                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   September 30,  December 31,
                                                                                       1997           1996
                                                                                   -------------  ------------
                                                                                    (unaudited)     (audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..................................................     $    629      $  1,149
     Accounts receivable, net of allowance for doubtful accounts of
        $60 and $76, respectively ...............................................        6,571         7,482
     Inventories, net ...........................................................       17,799        14,362
     Prepaid expenses and other current assets ..................................          814           657
     Deferred income taxes ......................................................        1,490           345
                                                                                      --------      --------
          Total current assets ..................................................       27,303        23,995
PROPERTY, PLANT AND EQUIPMENT, net ..............................................        8,142         8,057
INTANGIBLE ASSETS, net ..........................................................          413           369
INVESTMENT IN MARKETABLE SECURITIES AND OTHER
   LONG TERM ASSETS .............................................................          953         1,015
DEFERRED INCOME TAXES ...........................................................        4,256         5,454
                                                                                      --------      --------
                                                                                      $ 41,067      $ 38,890
                                                                                      ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt...........................................     $    650      $     45
     Accounts payable ...........................................................        5,915         5,103
     Accrued liabilities ........................................................        2,820         2,696
                                                                                      --------      --------
          Total current liabilities .............................................        9,385         7,844
                                                                                      --------      --------
LONG-TERM DEBT ..................................................................       13,029        12,744
                                                                                      --------      --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued or outstanding .........................................           --            --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        10,378,750 and 10,375,000 shares issued and outstanding, respectively ...          104           104
     Additional paid-in capital .................................................       23,306        23,276
     Notes receivable from shareholders .........................................         (187)         (225)
     Retained earnings (accumulated deficit) ....................................       (4,570)       (4,853)
                                                                                      --------      --------
          Total shareholders' equity ............................................       18,653        18,302
                                                                                      --------      --------
                                                                                      $ 41,067      $ 38,890
                                                                                      ========      ========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 For the Three Months Ended   For the Nine Months Ended
                                                ---------------------------  ---------------------------
                                                September 30, September 30,  September 30, September 30,
                                                    1997          1996           1997          1996
                                                ------------- -------------  ------------- -------------
NET SALES ..................................      $ 13,970      $ 11,449       $ 36,204      $ 33,727
COST OF SALES ..............................        10,200        13,882         26,620        31,251
                                                  --------      --------       --------      --------
          Gross profit (deficit) ...........         3,770        (2,433)         9,584         2,476
                                                  --------      --------       --------      --------
OPERATING EXPENSES:
     General and administrative ............           902           720          2,664         2,488
     Selling ...............................         1,187           885          2,760         2,923
     Research and development ..............         1,170         1,832          2,847         5,795
                                                  --------      --------       --------      --------
                                                     3,259         3,437          8,271        11,206
                                                  --------      --------       --------      --------
          Income (loss) from operations ....           511        (5,870)         1,313        (8,730)
INTEREST EXPENSE, net ......................           317           291            931           670
OTHER EXPENSE (INCOME), net ................             1             4             (2)            3
                                                  --------      --------       --------      --------
          Income (loss) before income taxes            193        (6,165)           384        (9,403)
PROVISION (BENEFIT) FOR INCOME TAXES .......            25        (2,466)           101        (3,761)
                                                  --------      --------       --------      --------
          Net income (loss) ................      $    168      $ (3,699)      $    283      $ (5,642)
                                                  ========      ========       ========      ========

PER SHARE INFORMATION:
     Net income (loss) per common share ....      $   0.02      $  (0.36)      $   0.03      $  (0.54)
                                                  ========      ========       ========      ========
     Weighted average common shares and
        common share equivalents outstanding        10,496        10,375         10,454        10,375
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         For the Nine Months Ended
                                                                       ----------------------------
                                                                       September 30,  September 30,
                                                                           1997           1996
                                                                       -------------  -------------
OPERATING ACTIVITIES:
     Net income (loss) .............................................      $   283       $(5,642)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization ............................          893           893
          Deferred income taxes ....................................           53        (3,788)
          Loss (gain) on sale of property, plant and equipment .....           (1)            3
     Changes in operating assets and liabilities:
          Accounts receivable ......................................          911         2,849
          Inventories ..............................................       (3,437)        1,439
          Prepaid expenses and other assets ........................          (61)         (271)
          Accounts payable and accrued liabilities .................          936         2,110
                                                                          -------       -------
               Net cash used in operating activities ...............         (423)       (2,407)
                                                                          -------       -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment ...............         (913)         (702)
          Proceeds from sale of property, plant and equipment ......            6            15
          Investment in marketable securities ......................            4             5
                                                                          -------       -------
               Net cash used in investing activities ...............         (903)         (682)
                                                                          -------       -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt .............................        2,700             0
          Principal payments of long-term debt .....................         (345)          (40)
          Net proceeds from (repayments on) revolving line of credit       (1,465)        3,126
          Proceeds from exercise of stock options ..................           30             0
          Deferred financing costs .................................         (114)            0
                                                                          -------       -------
               Net cash provided by financing activities ...........          806         3,086
                                                                          -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS ..............................         (520)           (3)
CASH AND CASH EQUIVALENTS, beginning of year .......................        1,149           388
                                                                          -------       -------
CASH AND CASH EQUIVALENTS, end of period ...........................      $   629       $   385
                                                                          =======       =======

SUPPLEMENTAL DATA:
     Cash paid for interest ........................................      $   982       $   748
                                                                          =======       =======
     Cash paid for income taxes ....................................      $    96       $    17
                                                                          =======       =======


              The accompanying notes are an integral part of these
                            consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                 (in thousands, except share and per share data)
                                   (unaudited)


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

     2. Earnings per share for the three and nine months ended September 30, 1997 includes the dilutive effect of 119,685 and 78,782 weighted average outstanding options, respectively; they do not include the impact of other outstanding options as the effect of their inclusion would be anti-dilutive.

     Earnings per share for the three and nine months ended September 30, 1996 do not include the impact of outstanding options as the effect of their inclusion would be anti-dilutive.

     3. The following stock options were granted, cancelled or exercised during the third quarter of 1997 under either the 1995 or 1996 Stock Option Plans:

     Granted                   Cancelled                Exercised
     -------                   ---------                ---------
     16,500   @   $  9.50        2,715 @ $ 2.875          3,750 @ $ 8.00
                                 4,125 @ $ 8.00
                                 5,000 @ $ 9.50
                                   375 @ $10.75


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


Results of Operations --
Third Quarters Ended September 30, 1997 and September 30, 1996

     Net Sales. Net sales increased by 22% to $14.0 million in the third quarter of 1997 from $11.4 million in the third quarter of 1996. This sales increase was primarily due to higher shipments of the Company's commercial products partially offset by lower shipments of the Company's military products. Sales of commercial products increased by 41% to $11.3 million in the third quarter of 1997 from $8.0 million in the third quarter of 1996, representing 81% and 70%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher shipments to a domestic wireless telecommunications OEM and a satellite communications OEM, partially offset by lower shipments to a foreign wireless telecommunications OEM. Sales of military products decreased by 23% to $2.7 million in the third quarter of 1997 from $3.4 million in the third quarter of 1996, representing 19% and 30%, respectively, of net sales in such periods. The military sales decrease was predominantly due to lower market demand for various Republic products.

     International sales decreased by 31% to $4.8 million in the third quarter of 1997 from $6.9 million in the third quarter of 1996, totaling 34% of net sales in the third quarter of 1997 compared to 61% in the third quarter of 1996. The decrease in international sales was predominantly due to lower foreign wireless telecommunications OEM business and lower foreign shipments of Republic products. In the third quarter of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 32%, 15% and 26%, respectively, of the Company's net sales. In the third quarter of 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 40% and 16%, respectively, of the Company's net sales.

     Gross Profit. Gross profit improved by 255% to $3.8 million in the third quarter of 1997 from $(2.4) million in the third quarter of 1996. The Company's gross profit margin (gross profit as a percentage of net sales) also improved to 27.0% in the third quarter of 1997 from (21.3)% in the third quarter of 1996. The increase in gross profit and gross profit margin was primarily due to the non-recurrence of the third quarter 1996 $4.9 million write-off of wireless multi-channel work-in-process inventory caused by the then diminished demand for those particular products and $0.7 million write-off of wireless single channel work-in-process inventory caused by a domestic commercial OEM's decision to internally manufacture amplifiers for the production portion of their PCS-TDMA program. In addition, the following factors adversely affected the Company's gross profit margin for the third quarter of 1997: (i) the overall low gross profit margin obtainable on the Company's wireless multi-channel product line (the result of competitive pricing pressures), (ii) engineering and manufacturing difficulties experienced on the pre-production phase of a new wireless product and (iii) a lower than anticipated gross profit on a Republic military program (due to technical difficulties encountered).

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

     Certain of the purchase orders or contracts comprising backlog at September 30, 1997 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

     General and Administrative Expenses. General and administrative expenses increased by 25% to $0.9 million in the third quarter of 1997 from $0.7 million in the third quarter of 1996, representing 6.4% and 6.3%, respectively, of net sales. This increase was primarily due to the Company-wide upgrade of computer hardware and software and data processing equipment.

     Selling Expenses. Selling expenses increased by 34% to $1.2 million in the third quarter of 1997 from $0.9 million in the third quarter of 1996, representing 8.5% and 7.7%, respectively, of net sales. This increase resulted primarily from higher bid and proposal expenses (incurred in connection with a $12.0 million foreign military order awarded in the third quarter of 1997), higher sales representative commissions (the result of higher overall sales volume), higher advertising, trade show and travel expenses (incurred in connection with the first time attendance at a second major wireless trade show) and a higher accrued warranty expense.

     Research and Development Expenses. Research and development expenses decreased by 36% to $1.2 million in the third quarter of 1997 from $1.8 million in the third quarter of 1996, representing 8.4% and 16.0%, respectively, of net sales. The decrease in research and development expenses resulted primarily from reduced military product development efforts and, to a lesser extent, reduced wireless telecommunications product development efforts. Military research and development expenses decreased predominantly as a result of the Company shipping initial hardware to a foreign military OEM, late in 1996, for a Republic MRES 2000 simulator product. In the military environment, customer funding of product development costs is typical. The Republic MRES 2000 program was an exception, however, as the Company funded a large majority of this product development effort throughout 1996. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

     Interest Expense. Interest expense remained relatively stable at $0.3 million in both the third quarters of 1997 and 1996.

     Provision for Income Taxes. The Company's effective tax rate decreased to 13.0% in the third quarter of 1997 from 40.0% in the third quarter of 1996. The 1997 rate was favorably impacted by the partial recovery of a previously reserved deferred tax asset. Without the benefit of this change in the reserve, the effective tax rate for the third quarter of 1997 would have been 40.0%. The Company will continue to assess its reserved deferred tax assets each reporting quarter. The 1996 rate was due to the then anticipated full year 1996 net loss, the benefit of which the Company expects to utilize to offset future taxable income, as prescribed by FAS 109. There can be no assurances, however, that the Company will continue to experience taxable income in the future.


Nine Months Ended September 30, 1997 and September 30, 1996

     Net Sales. Net sales increased by 7% to $36.2 million in the first nine months of 1997 from $33.7 million in the first nine months of 1996. This sales increase was primarily due to higher shipments of the Company's commercial products. Sales of commercial products increased by 9% to $27.2 million in the first nine months of 1997 from $24.9 million in the first nine months of 1996, representing 75% and 74%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher shipments to a domestic wireless telecommunications OEM and a satellite communications OEM, partially offset by lower shipments to a foreign wireless telecommunications OEM. Sales of military products increased by 2% to $9.0 million in the first nine months of 1997 from $8.8 million in the first nine months of 1996, representing 25% and 26%, respectively, of net sales in such periods. The military sales increase was predominantly due to greater market demand for various MPD amplifier products.

     International sales decreased by 38% to $10.1 million in the first nine months of 1997 from $16.2 million in the first nine months of 1996, totaling 28% of net sales in the first nine months of 1997 compared to 48% in the first nine months of 1996. The decrease in international sales was predominantly due to lower foreign wireless telecommunications OEM business, partially offset by higher Republic foreign military business. In the first six months of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 31%, 16% and 18%, respectively, of the Company's net sales. In the first nine months of 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 39% and 17%, respectively, of the Company's net sales.

     Gross Profit. Gross profit increased by 287% to $9.6 million in the first nine months of 1997 from $2.5 million in the first nine months of 1996. The Company's gross profit margin (gross profit as a percentage of net sales) also increased to 26.5% in the first nine months of 1997 from 7.3% in the first nine months of 1996. The increase in gross profit and gross profit margin was primarily due to the non-recurrence of the first nine months 1996 $4.9 million write-off of wireless multi-channel work-in-process inventory caused by then diminished demand for those particular products, $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract and $0.7 million write-off of wireless single channel work-in-process inventory caused by a domestic commercial OEM's decision to internally manufacture amplifiers for the production portion of their PCS-TDMA program. In addition, the following factors adversely affected the gross profit margin for the first nine months of 1997: (i) the overall low gross profit margin obtainable on the Company's multi-channel product line (the result of competitive pricing pressures), (ii) low gross profits the Company is experiencing on three military OEM contracts (the result of production delays, technical problems and software integration difficulties), (iii) engineering and manufacturing difficulties experienced on the pre-production phase of a new wireless product, (iv) a higher commercial warranty expense (specifically for the Company's multi-channel, Cellular-CDMA product) and (v) a lower than anticipated absorption of overhead expenses. It should be noted, however, that by the end of the first quarter of 1997, the majority of the technical problems encountered with the Company's multi-channel, Cellular-CDMA product had been addressed, product returns seem to be diminishing, product reliability appears to be improving and, accordingly, commercial warranty expense seems to be leveling.

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

     Certain of the purchase orders or contracts comprising backlog at September 30, 1997 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

     General and Administrative Expenses. General and administrative expenses increased by 7% to $2.7 million in the first nine months of 1997 from $2.5 million in the first nine months of 1996, both representing 7.4% of net sales. This increase was primarily due to the Company-wide upgrade of computer hardware and software and data processing equipment.

     Selling Expenses. Selling expenses decreased by 6% to $2.8 million in the first nine months of 1997 from $2.9 million in the first nine months of 1996, representing 7.6% and 8.6%, respectively, of net sales. This decrease resulted primarily from lower sales representative commissions (the result of domestic versus foreign sales mix variations) and, to a lesser extent, lower travel, freight, advertising and trade show expenses, all of which were partially offset by higher bid and proposal expenses (incurred in connection with a $12.0 million foreign military order awarded in the third quarter of 1997, as well as a generally higher level of proposal activity across all product lines).

     Research and Development Expenses. Research and development expenses decreased by 51% to $2.8 million in the first nine months of 1997 from $5.8 million in the first nine months of 1996, representing 7.9% and 17.2%, respectively, of net sales. The decrease in research and development expenses resulted primarily from reduced military product development efforts and, to a lesser extent, reduced wireless telecommunications product development efforts. Military research and development expenses decreased predominantly as a result of the Company shipping initial hardware to a foreign military OEM, late in 1996, for a Republic MRES 2000 simulator product. In the military environment, customer funding of product development costs is typical. The Republic MRES 2000 program was an exception, however, as the Company funded a large majority of this product development effort throughout 1996. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development. The Company views the decrease in wireless telecommunications research and development expenses (the majority of which occurred in the first quarter of 1997) as a short term solution used to assist in reducing costs to match corresponding reduced wireless revenue. Fundamental to this effort was a temporary reallocation of some of the Company's engineering and technology resources to either revenue producing or customer-funded product development during the first quarter of 1997.

This action enabled the Company to leverage its other commercial and military product lines while insuring a continued and focused emphasis on critical wireless telecommunications development projects.

     Interest Expense. Interest expense increased by 39% to $0.9 million in the first nine months of 1997 from $0.7 million in the first nine months of 1996, primarily reflecting increased average borrowings under the Company's credit facility.

     Provision for Income Taxes. The Company's effective tax rate decreased to 26.3% for the first nine months of 1997 from 40% in the first nine months of 1996. The 1997 rate was favorably impacted by the partial recovery of a previously reserved deferred tax asset. Without the benefit of this change in the reserve, the effective tax rate for the third quarter of 1997 would have been 40.0%. The Company will continue to assess its reserved deferred tax assets each reporting quarter. The 1996 rate was due to the then anticipated full year 1996 net loss, the benefit of which the Company expects to utilize to offset future taxable income, as prescribed by SFAS No. 109. There can be no assurances that the Company will continue to achieve taxable income in the future.


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

     On February 13, 1997, the Company and IBJ Schroder Bank and Trust Company ("IBJ") entered into a $13.0 million credit facility consisting of a revolving line of credit in the amount of $10.3 million and a term loan in the amount of $2.7 million. The revolving line of credit and term loan bear interest at annual rates equal to the prime rate plus 1.0% and the prime rate plus 1.25%, respectively. The credit facility matures in February 2000 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The term loan requires a monthly paydown of $0.05 million. Therefore, at September 30, 1997 the term loan balance was $2.4 million. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

     Operating activities used net cash of $0.4 million and $2.4 million in the first nine months of 1997 and 1996, respectively. From December 31, 1996 to September 30, 1997, accounts receivable decreased by $0.9 million, while inventory and accounts payable and accrued liabilities increased by $3.4 million and $0.9 million, respectively. The decrease in accounts receivable was primarily due to the collection during the first nine months of 1997 of two foreign receivables which were outstanding at December 31, 1996 and had extended payment terms. The increase in inventory was predominantly due to a greater work-in-process inventory on two long-term military contracts. The increase in accounts payable and accrued liabilities was primarily the result of the second quarter 1997 implementation of a new cash management system which created a favorable float situation at September 30, 1997 (i.e.: checks in vendors hands but not yet cleared). Investing activities, which consisted primarily of equipment acquisitions, used net cash of $0.9 million and $0.7 million in the first nine months of 1997 and 1996, respectively. Financing activities, which consisted primarily of proceeds from long-term debt and net proceeds from the revolving line of credit, provided net cash of $0.8 million and $3.1 million in the first nine months of 1997 and 1996, respectively.

     Capital expenditures were $0.9 million and $0.7 million in the first nine months of 1997 and 1996, respectively. These expenditures were funded primarily through cash provided by beginning of year cash on-hand balances and the Company's credit facility. Principal expenditures for the first nine months of 1997 included upgrades to the Company's business systems' hardware and software and CAD systems. In addition, 1997 expenditures included purchases of engineering and manufacturing test equipment, computer equipment, manufacturing assembly equipment and furniture and fixtures. The Company anticipates making additional capital expenditures of $0.6 million during the remainder of 1997, including purchases of additional engineering and manufacturing assembly and test equipment, purchases of office equipment as well as continued upgrades to its CAD systems and computer equipment.

     As of September 30, 1997, the Company had working capital of approximately $17.9 million, compared to approximately $16.2 million as of December 31, 1996. Working capital as of September 30, 1997 included approximately $6.6 million and $17.8 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of September 30, 1997 was 2.9:1, compared with a current ratio of 3.1:1 as of December 31, 1996. As of both September 30, 1997 and December 31, 1996, the Company's debt to equity ratio was 0.7:1.

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



                                        MICROWAVE POWER DEVICES, INC.
                                             (Registrant)


Dated: November 3, 1997                 /s/  Edward J. Shubel
       ----------------                 --------------------------
                                        By:  Edward J. Shubel
                                             President and CEO


Dated: November 3, 1997                 /s/  Paul E. Donofrio
       ----------------                 --------------------------
                                        By:  Paul E. Donofrio
                                             Vice President Finance/CFO
                                             (Principal Financial and
                                             Accounting Officer)