Form 10-K
period 1997-12-31
MICROWAVE POWER DEVICES INC
filed 1998-03-20
CIK 65781

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended  December  31, 1997

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

                           Yes _X_     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 6, 1998: $29,006,065.

Number of shares of Common Stock outstanding as of March 6, 1998:  10,378,890

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                          MICROWAVE POWER DEVICES, INC.
                         1997 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

Part I

         1.     Business ......................................................3
         2.     Properties....................................................15
         3.     Legal Proceedings.............................................15
         4.     Submission of Matters to a Vote of Security Holders...........15

Part II

         5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters.............................16
         6.     Selected Consolidated Financial Data..........................17
         7.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............18
         8.     Financial Statements and Supplementary Data...................23
         9.     Changes in and Disagreements with
                  Accountants on Accounting and
                   Financial Disclosure.......................................23

Part III

         10.    Directors and Executive Officers of the Registrant............24
         11.    Executive Compensation........................................24
         12.    Security Ownership of Certain
                 Beneficial Owners and Management.............................24
         13.    Certain Relationships and Related Transactions................24

Part IV

         14.    Exhibits, Financial Statements and Reports on Form 8-K........24

Signatures....................................................................25

Exhibit Index.................................................................26

                                     PART I

ITEM 1. BUSINESS

General

     Microwave Power Devices, Inc. (the "Company") designs, manufactures and sells highly linear power amplifiers and related subsystems to the worldwide wireless telecommunications market. These amplifiers, which are a key component in wireless base stations and other wireless telecommunications networks (including personal communications services ("PCS")), increase the power of radio frequency ("RF") and microwave signals with low distortion. The Company's wireless telecommunications products consist of solid-state, RF and microwave, single and multi-channel power amplifiers that support a broad range of analog and digital transmission protocols including AMPS, CDMA, TDMA, TACS and GSM. These products are marketed to the cellular, PCS, paging and wireless local loop ("WLL") segments of the wireless telecommunications industry. The Company's largest wireless telecommunications customers are integrated wireless telecommunications original equipment manufacturers ("OEMs"). The Company is also pursuing opportunities with emerging wireless telecommunications infrastructure equipment manufacturers and service providers.

     In addition to its presence in the wireless telecommunications industry, the Company designs and manufactures high-power, solid-state amplifiers for satellite communications and medical applications. The Company also designs and manufactures amplifiers and other products for the military market.

     The Company is capitalizing on its 30 years of experience developing power amplifiers for the military market by transitioning that technology to commercial applications. The Company began devoting substantial resources to the wireless telecommunications market at the end of 1994, and has already achieved significant market penetration. The Company has received purchase orders from Lucent Technologies ("Lucent"), LG Information and Communications, Ltd. ("LGIC" or "Goldstar") and QUALCOMM Incorporated ("Qualcomm") and, as part of its business strategy, is actively seeking to expand its business with these and other integrated wireless telecommunications OEMs, as well as with emerging industry participants.

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

     Wireless service has been one of the fastest growing segments of the wireless telecommunications market. According to consensus estimates from infrastructure OEMs, there were approximately 140 million wireless subscribers worldwide at year-end 1996, as compared to U.S. Department of Commerce estimates of approximately 87 million, 52 million and 33 million at year-end 1995, 1994 and 1993, respectively. The growth in wireless communications has required, and will continue to require, substantial investment by wireless service providers in wireless infrastructure equipment. Moreover, intensified competition among wireless service providers is resulting in declining costs to end-users as well as new types of service offerings. In response to the increase in subscribers, wireless service providers are taking steps to expand the capacity of their existing systems, such as incorporating microcellular networks, converting from analog to digital protocols and implementing adaptive channel allocation.

     Partially in response to concerns about the limited capacity of existing wireless networks, the Federal Communications Commission ("FCC") began to allocate spectrum for new wireless services in 1989. This has led to the auctioning of spectrum for PCS, a new licensed wireless telecommunications service. PCS proponents believe that increased competition, brought about by the availability of additional spectrum, will significantly lower rates, leading to an increase in demand for wireless services. PCS applications may include mobile telephone services, personal digital services and long distance carrier bypass of local exchange carriers.

     In many developing countries, where access to the public switch telephone network ("PSTN") by the general population is significantly less than in developed countries, the Company believes that wireless telecommunications systems are the most economic means to provide basic telephone service. The expense, difficulty and time requirements of building and maintaining a wireless network are generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may provide the primary service platform for both mobile and fixed telecommunications applications. In a WLL system, channels use radio systems instead of wireline networks to connect telephone subscribers to the PSTN. The Company believes that the potential opportunities for wireless telecommunications in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunications systems. The Company also believes that in developed countries, market trends such as deregulation and increased competition for subscribers are leading to the increased use of WLL systems as an alternative to the existing wireline network.

     The same factors which are driving the growth of wireless telecommunications services and equipment sales are also creating new market dynamics for industry participants. The Company believes that competition among wireless service providers for subscribers will intensify and that future market growth will be realized primarily through the penetration of the consumer market. The shift of the customer base from relatively high-usage, price-insensitive business subscribers to price-sensitive consumer subscribers is expected to lead to reduced revenue per subscriber. The Company also expects that increasing competition for subscribers and decreasing revenue per subscriber will cause wireless service providers to seek the most cost-effective infrastructure available without sacrificing quality. In addition, the uncertainty surrounding analog and emerging digital protocols provides an incentive for service providers to minimize platform and protocol selection risk. These changing market conditions, the emergence of open hardware standards and protocols, and new market entrants in the form of PCS providers create an opportunity for new equipment suppliers to emerge.

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

     Linearity. Wireless service providers' ability to manage scarce spectrum resources more effectively and accommodate a larger number of subscribers is largely dependent on their ability to broadcast signals with high linearity, which pertains to the ability of a component to amplify a wave form without altering its characteristics in undesirable ways. Linear amplifiers allow signals to be amplified without introducing spurious emissions that might interfere with adjacent channels. Higher linearity increases the capacity of wireless systems by enabling a more efficient use of digital transmission technologies, microcellular architectures and adaptive channel allocation. In current wireless systems, the power amplifier is generally the source of the greatest amount of signal distortion. Consequently, obtaining power amplifiers with high linearity is critical to wireless service providers' ability to improve spectrum efficiency.

     Analog to Digital Transition. Traditional wireless systems, which are based on analog technology, are capable of carrying only one call per channel. Such systems are being supplanted by digital systems, which allow a given channel to carry multiple calls simultaneously thereby increasing system capacity. In addition, in order to maintain compatibility with existing analog subscriber equipment while converting their systems to a digital platform, many wireless service providers in the United States are installing dual mode systems that support both digital and analog technologies simultaneously.

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

     Leverage Existing Technological Expertise to Commercial Markets. The Company has 30 years of engineering experience in the design and production of power amplifiers for the military market. The Company believes that it has compiled one of the most extensive design libraries in the solid-state, high power amplifier industry. The Company intends to continue to adapt its expertise to various commercial market applications and new product requirements. The Company believes that its long standing technological capability will allow for wireless market share growth with a continued nurturing of its satellite, medical and military product lines.

     Increase Penetration of Leading Integrated Wireless Infrastructure Equipment Manufacturers. The Company has developed relationships with certain large integrated wireless telecommunications OEMs, principally with Lucent, LGIC and Qualcomm. The Company seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers. The Company believes it can achieve this objective by working closely with OEM customers to develop insight into their amplification product requirements and to design products that meet their specific needs.

     Develop Relationships with Emerging Wireless Infrastructure Equipment Manufacturers. The Company anticipates that emerging wireless infrastructure equipment manufacturers will make contributions to the growth of the wireless telecommunications industry, especially in the WLL sector. The Company believes that its multi-channel power amplifiers will assist these equipment manufacturers in providing high capacity, low cost per channel products and continues to sell amplifiers to several emerging wireless infrastructure equipment manufacturers.

     Develop Products for Multiple Protocols. The Company intends to continue to invest resources in the research and development of new products for various protocols. For cellular systems, the Company currently supports the AMPS, TACS, CDPD and NMT-450 analog protocols, and the CDMA, TDMA and GSM-900 digital protocols. For PCS systems, the Company currently supports CDMA, TDMA, DCS-1800 and PCS-1900 digital protocols. In addition, the Company is continuing to develop products that incorporate protocols which the Company believes will address the needs of established and emerging wireless systems. The Company believes the development of products for multiple protocols will enable the Company to benefit from the continuing growth of existing wireless systems and other emerging wireless telecommunications markets while reducing the risks associated with relying on the success of one or a limited number of existing or emerging industry protocols.

     Target Development to Meet Customer Requirements. The Company focuses its development efforts on markets where it anticipates there to be emerging demand. The Company coordinates its marketing and development functions by producing prototypes for these targeted markets toward the goal of being one of the early suppliers to meet emerging customer requirements. In this way, the Company hopes to develop additional relationships with worldwide wireless telecommunications OEMs.

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

Wireless Technology

     A typical wireless communications system comprises a geographic region containing a number of cells, each with a base station, which are networked to form a wireless service provider's coverage area. Each base station or cell site houses the equipment that transmits and receives telephone calls to and from the wireless subscriber within the cell and the switching office of the local wireline telephone system. Currently, such equipment includes a series of transceivers, power amplifiers, tunable cavity filters and an antenna. In a single channel system, each channel requires a separate transceiver, power amplifier and tunable cavity filter. The power amplifier within the base station receives a relatively weak signal from the transceiver and significantly boosts the power of the outgoing wireless signal so that it can be broadcast throughout the cell. The radio power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal. The signal must also be amplified with linearity in order to remain in the assigned channel with low distortion or interference with adjacent channels.

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

     A further trend in the development of base stations involves the transition from narrowband to broadband capabilities. This transition is leading to the reduction in the size of base station equipment. Size constraints are an important consideration in urban areas, which typically represent the most capacity constrained regions of existing wireless networks. A multi-channel power amplifier requires less space than multiple single channel power amplifiers, facilitating the size reduction of base stations and potentially lowering the real estate costs associated with establishing base stations.

Products

     Wireless Telecommunications. The Company designs customized products to address the specific requirements and protocols of its OEM customers. The Company produces single channel and multi-channel amplifiers for the wireless telecommunications market in the 450-3400 MHz frequency bands, with peak power ranging from 10 watts to 2000 watts. The Company's amplifiers meet linearity requirements of applicable governmental agencies, industry standards and customer specifications, as appropriate. The Company increases the efficiency of its product development efforts by employing modular architectures and configurable core technologies.

     The product development cycle begins with the prototype phase, with product typically designed for a particular customer using core technologies. The Company usually manufactures such prototypes in the engineering lab in order to help market its products in a timely manner. Low volume production (or the pre-production phase) of such prototypes has not contributed a significant amount to the Company's backlog. If customer demand for such pre-production units is sufficient, the Company designs additional customized features and implements high volume production methodologies. The Company believes that the evolution to the high volume production phase from the prototype phase can be implemented in most cases within three to six months following the decision to proceed with high volume production methods. The following tables list the Company's single channel and multi-channel amplifiers, within the product development cycle, ranging from the prototype phase to pre-production units to high-volume production products:

--------------------------------------------------------------------------------
                       Single Channel Amplifiers       Multi-Channel Amplifiers
 Wireless System             Protocol                        Protocol
--------------------------------------------------------------------------------
 Analog Cellular:              AMPS                           AMPS
                               CDPD                           N-AMPS
                                                              TACS
                                                              SETACS
                                                              ETACS
                                                              NMT-450

--------------------------------------------------------------------------------
 Digital Cellular:             CDMA                           CDMA
                               TDMA                           TDMA
                               GSM-900                        GSM-900

--------------------------------------------------------------------------------
 PCS:                          CDMA                           CDMA *
                               W-CDMA *                       TDMA *
                               TDMA                           DCS-1800 *
                               DCS-1800                       PCS-1900 *
                               PCS-1900

--------------------------------------------------------------------------------
*    Products in the prototype phase.

     The Company has used its technological expertise to improve the linearity of its amplifiers by introducing various compensation techniques. Several of the Company's single channel amplifiers include linearity correction and compensation networks. These techniques are combined with digital automatic error correction circuits to enhance the linearity and performance of the Company's feed-forward amplifiers. The Company's digital processing techniques implemented in its feed-forward products allow for simultaneous amplification of NMT, AMPS, TDMA and CDMA channels.

     The Company's wireless telecommunications amplifiers can be configured as modules, separate plug-in amplifier units or integrated subsystems, and range in price from approximately $500 to $30,000. A power amplifier subsystem consists of multiple cast housings and adds digital signal processing to enhance linearity. The Company's products are integrated into systems by OEM customers, and therefore must be engineered to be compatible with industry standards and with certain customer specifications, such as frequency, power, linearity and built-in test (BIT) for automatic fault diagnostics.

     Satellite Communications. The Company's solid-state amplifiers are critical components in the International Maritime Satellite Organization ("INMARSAT") communications system used by commercial and military aircraft. The INMARSAT communication link is a vast improvement over high frequency oceanic and continental communications and is becoming the primary communication link between ground control and in-flight aircraft. INMARSAT allows commercial aircraft flying over any region in the world to communicate instantaneously. In addition, weather-related variations in communication transmissions are all but eliminated. For passengers, INMARSAT means better and more comprehensive in-flight voice and data service.

     Medical. The Company's primary focus in the medical equipment market is the production of microwave driver amplifiers for cancer treatment systems. The Company's amplifiers provide the input signals at 3 GHz to a 10 megawatt, tube driven klystron amplifier, which controls the intensity of an electron beam and directs it to an x-ray target. The resultant radiation is then focused to provide precisely calibrated dosages to exact cancerous locations in the human body.

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

Backlog

     The Company's backlog of orders as of December 31, 1997 and December 31, 1996 was $83.9 million and $65.0 million, respectively, of which, as of December 31, 1997, approximately $33.4 million is currently scheduled to be shipped during fiscal 1998. The $83.9 million backlog as of December 31, 1997 included $8.2 million to wireless telecommunications customers, $25.0 million to satellite communications customers, $6.5 million to medical and other commercial customers and $44.2 million to military customers. In general, the Company includes in its backlog only those orders for which it has accepted purchase orders. Backlog is not necessarily indicative of future sales. Moreover, nearly all of the Company's backlog can be cancelled at any time without penalty, except, in some cases, for the recovery of the Company's actual costs up to the date of cancellation. Certain of the purchase orders comprising backlog set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase order. Certain of the purchase orders comprising backlog at December 31, 1997 include product specifications not yet achieved by the Company.

Customers, Sales and Marketing

     The market for wireless infrastructure equipment is primarily concentrated among a few companies that supply equipment to wireless service providers in North America and overseas. The Company believes that Lucent, Ericsson, Motorola, Nokia and Nortel supply the majority of the wireless infrastructure equipment worldwide with Qualcomm emerging as a leader in the global WLL arena. In addition, a number of South Korean infrastructure OEMs are participating in the wireless infrastructure build-out in that country and are emerging as providers of wireless infrastructure equipment worldwide. These equipment manufacturers compete in high-growth, highly competitive market segments in which technology changes rapidly and numerous industry standards currently exist and are continuing to evolve. In response to these market dynamics and as the performance requirements of certain components of wireless base stations increase, many of these equipment manufacturers are focusing on their core technologies and competencies and are relying on independent sources for certain system components, such as power amplifiers.

     The Company sells wireless power amplification products throughout the world to a limited number of OEM customers, including Lucent, LGIC and Qualcomm, principally through its direct sales organizations, as well as through its exclusive representative network. The Company expects that sales of its products will continue to be concentrated among a limited number of major OEM customers. If the Company were to lose a major OEM customer or if orders by such OEM customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company uses a customer focused, team-based sales approach to address the high-power amplification needs of its OEM customers. Sales to integrated wireless telecommunications OEMs require close account management by the Company. As such, relationships are established at multiple levels of its OEM customers' organizations, including management, engineering and purchasing personnel. In addition, the Company's amplifiers require experienced sales and engineering personnel to match the customer's requirements to the Company's product capabilities. The Company believes that close technical collaboration with the OEM customer during the design and qualification phase of new communications equipment is critical to the integration of its amplification products into the new base stations. The Company's integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of the Company's engineering department and, occasionally, a local technical sales representative. This sales approach allows the Company's engineering personnel to work closely with their counterparts at the OEM customer to assure compliance of the product to the OEM customer's specification. The Company's executive officers are also involved in certain aspects of the Company's relationships with its major OEM customers and work closely with their senior managements. At times, the Company includes a transistor supplier as part of its sales team when working with a major OEM customer and will consider including key suppliers in its future sales presentations. As of December 31, 1997, the Company had a direct sales staff of eight people.

     To date, the Company has sold its products overseas with the assistance of independent sales representatives to OEM customers. The Company's sales staff provides direction and support to the international independent sales representatives. Sales outside of the United States represented 24%, 43% and 32% of net sales in fiscal 1997, 1996 and 1995 respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates.

Manufacturing

     The Company assembles, tests, packages and ships amplifier products at its manufacturing facility located in Hauppauge, Long Island, New York. Historically, the volume of the Company's production requirements in the military markets was not sufficient to justify the implementation of automated manufacturing processes. The Company anticipated that sales of its products to the wireless telecommunications industry would require a significant increase in the Company's manufacturing capacity. Accordingly, the Company began to introduce automated manufacturing techniques in the second quarter of 1995. In connection with its transition to automated manufacturing processes, the Company purchased computerized surface-mount machinery and related process equipment to support automated assembly, which were delivered, installed and made fully operational during the third quarter of 1995. During the fourth quarter of 1997 a second stencil printer and oven for the surface-mount center was put into service. It is currently anticipated that a second automated surface-mount pick-n-place machine will be added in fiscal 1998. The Company intends to continue to maintain a low level of automated assembly outsourcing in order to ensure a steady and reliable external source of high-volume production while also providing excess capacity, if required. In addition, the Company began to introduce automated tuning and testing into its automated manufacturing processes in the second half of 1996. Essentially all wireless production amplifiers are now tuned and tested in an automated fashion.

     The Company's movement during the past few years into high volume automated production was the result of time to market and pricing demands of the wireless telecommunications industry. The Company believes that it must continue to maintain direct control over this process if it wants to continue to satisfy the timely needs of wireless telecommunications OEMs. Furthermore, the Company has introduced these same automated manufacturing processes into its other product segments much to the benefit of the satellite, medical and military customers and their associated equipment. As a result, the Company has begun to leverage its high volume design and production capabilities into its low and medium volume product lines.

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

     The Company has historically devoted a significant portion of its resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses in fiscal 1997, 1996 and 1995 were $4.4 million, $7.4 million, and $4.3 million, respectively, and represented 8.4%, 15.5% and 15.8% respectively, of net sales.

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

     The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company expects to experience significant price competition, which could have a materially adverse effect on gross margins. Certain of the Company's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market as well as enabling them to more aggressively pursue various pre-production opportunities.

     In the military market, the Company competes with certain large OEMs that design and assemble their own high power amplifiers. However, almost all of these OEMs are also the Company's customers. The Company believes this is due to its broad range of solid-state power and frequency capabilities and its thirty year military industry stature.

Proprietary Technology

     The Company believes that the success of its amplifier business depends more on its specifications, CAE/CAD design and modeling tools, technical processes and employee expertise than on patent protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary technology. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Through Republic Electronics, the Company has been awarded two U.S. patents, owns two U.S. trademarks and has one European and one U.S. patent pending.

Republic Electronics

     The Company acquired substantially all the assets of Republic Electronics in April 1994. Founded in 1951, Republic Electronics is a high-technology systems engineering and manufacturing firm and is among the world's leading developers and manufacturers of air defense radar environment simulators, navigational simulators and test equipment, and electronic warfare simulators. A radar environmental simulator ("RES") provides a radar system with the signals that it would normally receive if aircraft, jammers, environmental and clutter effects were present. An RES injects, into the radar receiver, the coherent and non-coherent RF and microwave signals based on a computer-generated scenario that includes parameters such as aircraft, jammers, chaff, weather, sea state and terrain effects. The Company believes that Republic Electronics is the world's largest supplier of Tactical Air Navigation ("TACAN") beacon simulators, and is a major supplier of TACAN flight line test sets and support equipment. The Company believes it is also the primary supplier of "identification friend or foe" interrogator flight line test sets for the U.S. Navy and U.S. Air Force. Republic Electronics' MTS-300A threat signal generator provides "end-to-end" system checkout from antennas through cockpit display of installed electronic warfare systems on aircraft for verification of installation, cabling, antenna and overall system performance. The Company's backlog as of December 31, 1997 included $9.1 million of orders from Republic Electronics' customers. In 1997, sales attributable to Republic Electronics' business were $6.9 million, comprising 13.2% of the Company's net sales.

     The Company has a U.S. patent (which expires in January 2012), and a European patent pending, relating to a windshear radar warning system tester. The Company's Weather/Windshear Radar Tester (WRT-100) simulates microbursts, storms and gust fronts in order to test a commercial aircraft's radar systems signal processing ability to properly display hazard warning conditions. The Company holds another U.S. patent, on an invention that eliminates the need to return a repaired nose-mount type aircraft radar radome to a radar test range for recertification, which expires in December 2011. "REPUBLIC" and "MRES 2000" are U.S. registered trademarks of the Company. The Company also has a U.S. patent pending for a flightline test of satellite-based airborne navigation systems.

Employees

     As of December 31, 1997, the Company had a total of 379 regular, temporary and contract employees, including 235 in operations and quality, 102 in engineering, 11 in sales and marketing and 31 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

Risk Factors

     Historically, the Company's revenues have been derived principally from sales to military markets. The Company only began to focus on the commercial wireless telecommunications market during the past few years. As a result, the Company is subject to all of the risks inherent in the operation of a new business enterprise.

     The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its net sales. In addition, certain of the purchase orders comprising backlog at December 31, 1997 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase order. The reduction, delay or cancellation of orders from one or more significant customers would materially adversely affect the Company's business, financial condition and results of operations.

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

     Wireless telecommunications OEMs have come under increasing price pressure from cellular and PCS service providers, and the Company expects to experience downward pricing pressure on its products. In addition, competition among non-captive suppliers has increased the downward pricing pressure on the Company's products. As these wireless manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company will attempt in the near term to achieve manufacturing cost reductions and, in the longer term, to develop new products that can be sold at higher average sales prices. If, however, the Company is unable to achieve such cost reductions and to develop new products that can be sold at higher average sales prices, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Sales of power amplifiers to wireless telecommunications OEMs are expected to account for a majority of the Company's future product sales. The success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular, PCS and other wireless telecommunications services in the United States and internationally. If the wireless telecommunications market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

     The recent financial market turmoil and economic slowdown in South Korea may have a material adverse effect on the Company's sales. The Company's primary customer in this region is LGIC which is one of a number of South Korean OEMs that are participating in the wireless infrastructure build-out in that country. In addition, since worldwide pricing of the Company's products are in U.S. dollars, the current instability in South Korea and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC as compared to those of other manufacturers whose products are priced in one of the affected Asian currencies. As a result, LGIC may reduce or eliminate future purchases of the Company's products.

ITEM 2. PROPERTIES.

     The Company's  operations  are located in an 86,000 square foot facility on
7.4 acres of land in Hauppauge, Long Island, New York. The building was constructed in 1986 and purchased by the Company in June 1992 with the proceeds from Industrial Development Revenue Bonds ("IDRBs") issued through the Suffolk County Industrial Development Agency ("SCIDA"). In connection with this financing, the Company transferred ownership of this facility to the SCIDA at closing, and immediately leased back the facility for a term equal to the term of the bonds. The lease provides the Company with a $1.00 buyback option exercisable at lease end and also permits for transfer of ownership of the facility back to the Company if it prepays the bonds.

     This facility houses all of the Company's engineering, manufacturing, quality assurance, sales and marketing and administrative personnel. The plant has been customized to suit the Company's operations, which includes electrical power upgrades and a Class 100,000 clean room to support hybrid electronics assembly and test. While the current facility is sufficient to support the Company's anticipated growth through fiscal year 1999, the Company has zoning approvals and architectural drawings for a 55,000 square foot expansion of its current facility which the Company believes should be adequate to meet the Company's presently foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

     On January 30, 1998, a complaint was filed against the Company in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, alleging the Company's failure to turn over property to the estate of Pinpoint Communications, Inc. ("Pinpoint") which, as of August 13, 1996, is in Chapter 7 liquidation. The suit alleges that the Company has failed to return advance monies of approximately $0.5 million paid by Pinpoint pursuant to an equipment purchase agreement dated March 31, 1995 between the parties. The Company believes that the allegations are without merit. The Company expects to incur legal expenses in its defense of this suit and this suit will likely result in the diversion of management's attention from daily operations of the Company's business. There can be no assurances that this litigation will be resolved in the Company's favor and an unfavorable result could have a material adverse effect on the Company's business, financial condition and results of operation.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is currently not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the financial position or results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on The Nasdaq Stock Market(SM) under the symbol MPDI. On March 6, 1998 there were approximately 2,300 beneficial owners of the Company's Common Stock.

     The following table sets forth the high and low closing bid prices for the Company's Common Stock as reported by Nasdaq. Such quotations reflect interdealer prices without adjustments for retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

            Calendar Period                    High                Low
            ---------------                    ----                ---
            1996:
            First Quarter....................  13-5/8              7-1/8
            Second Quarter...................  9-9/16              4-3/4
            Third Quarter....................  6-1/2               2-3/8
            Fourth Quarter...................  3-1/8               1-15/16
            1997:
            First Quarter....................  4-1/4               2-13/32
            Second Quarter...................  5-1/2               2-7/16
            Third Quarter....................  12-3/8              4-17/64
            Fourth Quarter...................  11                  4-3/4

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data as of and for the years ended December 31, 1997 and 1996, and for the year ended December 31, 1995 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following selected consolidated financial data as of December 31, 1995 and as of and for the year ended December 31, 1994 have been derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent public accountants, not included herein. The following selected consolidated financial data as of and for the year ended December 25, 1993 have been derived from the Consolidated Financial Statements of the Company audited by Ernst & Young LLP, independent auditors, not included herein.

                                                                                     Year Ended
                                                     -------------------------------------------------------------------------------
                                                      December 31,     December 31,     December 31,     December 31,   December 25,
                                                         1997              1996            1995             1994            1993
                                                     ------------     ------------     ------------     ------------   ------------
Consolidated Statements of Operations Data:                               (in thousands, except per share data)
Net sales ......................................        $ 52,037         $ 47,362         $ 27,302         $ 25,134        $ 23,763
Cost of sales ..................................          38,142           41,501           20,122           17,371          16,266
                                                        --------         --------         --------         --------        --------
Gross profit ...................................          13,895            5,861            7,180            7,763           7,497
Operating expenses:
   General and administrative ..................           3,575            3,221            3,091            2,585           2,316
   Selling .....................................           3,963            3,720            3,346            2,749           1,627
   Research and development ....................           4,367            7,364            4,306            1,150             781
                                                        --------         --------         --------         --------        --------
     Total operating expenses ..................          11,905           14,305           10,743            6,484           4,724
                                                        --------         --------         --------         --------        --------
Income (loss) from operations ..................           1,990           (8,444)          (3,563)           1,279           2,773
Interest expense, net ..........................           1,237              948            1,310              832             632
Other (income) expense, net ....................             (16)               6               55               67             (11)
                                                        --------         --------         --------         --------        --------
Income (loss) before income taxes ..............             769           (9,398)          (4,928)             380           2,152
Provision (benefit) for income taxes ...........             189           (3,759)          (1,976)              33             475
                                                        --------         --------         --------         --------        --------
Net income (loss) ..............................        $    580         $ (5,639)        $ (2,952)        $    347        $  1,677
                                                        ========         ========         ========         ========        ========
Net income (loss) per common share:
   Basic .......................................        $   0.06         $  (0.54)        $  (0.36)        $   0.05        $   0.22
                                                        ========         ========         ========         ========        ========
   Diluted .....................................        $   0.06         $  (0.54)        $  (0.36)        $   0.05        $   0.22
                                                        ========         ========         ========         ========        ========
Common shares used in computing
per share amounts:
   Basic .......................................          10,376           10,375            8,172            7,500           7,500
                                                        ========         ========         ========         ========        ========
   Diluted .....................................          10,465           10,375            8,172            7,500           7,500
                                                        ========         ========         ========         ========        ========

                                                       December 31,     December 31,    December 31,     December 31,   December 25,
                                                          1997            1996             1995             1994           1993
                                                       ------------     ------------    ------------     ------------   ------------
Consolidated Balance Sheet Data: ..................                                 (in thousands)
Cash and cash equivalents .........................      $   687         $ 1,149         $   388         $   410         $ 1,533
Working capital ...................................       18,183          16,151          24,529           8,614           5,706
Total assets ......................................       41,822          38,890          41,227          21,834          19,224
Total debt ........................................       13,276          12,789           9,718          11,903           9,495
Total stockholders' equity ........................       18,949          18,302          23,941           6,416           6,128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company commenced operations in 1967. During the past 30 years, the Company has designed, manufactured and marketed high power, solid-state, RF and microwave power amplifiers and related subsystems for military, medical, satellite and, most recently, wireless telecommunications applications.

     The Company historically has been dependent upon the military market as its principal source of revenue. In 1992, as the military market was declining, the Company increased the scope of its business and entered commercial markets, thereby broadening its product offerings. The Company now develops precision high-power amplifiers for a variety of commercial uses.

     The following table summarizes certain key financial information:

---------------------------------------------------------------------------------------------------------------------------
                                                                  Change                          Change
                                                   1997           from            1996             from         1995
                                                 ($000s)        prior year       ($000s)         prior year     ($000s)
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                        $ 52,037            10%         $ 47,362             73%         $ 27,302
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $ 13,895           137%         $  5,861            (18)%        $  7,180
Gross Profit Margin                                  26.7%                           12.4%                            26.3%
---------------------------------------------------------------------------------------------------------------------------
General and Administrative Expenses              $  3,575            11%         $  3,221              4%         $  3,091
Percentage of Net Sales                               6.9%                            6.8%                            11.3%
---------------------------------------------------------------------------------------------------------------------------
Selling Expenses                                 $  3,963             7%         $  3,720             11%         $  3,346
Percentage of Net Sales                               7.6%                            7.9%                            12.2%
---------------------------------------------------------------------------------------------------------------------------
Research and Development Expenses                $  4,367           (41)%        $  7,364             71%         $  4,306
Percentage of Net Sales                               8.4%                           15.5%                            15.8%
---------------------------------------------------------------------------------------------------------------------------
Interest Expense                                 $  1,237            30%         $    948            (28)%        $  1,310
Percentage of Net Sales                               2.3%                            2.0%                             4.8%
---------------------------------------------------------------------------------------------------------------------------
Provision (Benefit) for Income Taxes             $    189           N/A          $ (3,759)           (90)%        $ (1,976)
Effective Tax Rate                                   24.6%                           40.0%                            40.1%
---------------------------------------------------------------------------------------------------------------------------

Results of Operations

Fiscal Years Ended December 31, 1997 and December 31, 1996

     Net Sales. The Company derives its revenues principally from the sale of solid-state, RF and microwave, power amplifiers and from the sale of radar environmental and electronic warfare simulators. Net sales increased by 10% to $52.0 million in 1997 from $47.4 million in 1996. This sales increase was primarily due to higher shipments of the Company's commercial products, partially offset by slightly lower shipments of the Company's military products. Sales of commercial products increased by 15% to $38.6 million in 1997 from $33.6 million in 1996, representing 74% and 71%, respectively, of net sales in such years. The commercial sales increase was predominantly due to higher shipments to one domestic wireless telecommunications OEM and one satellite communications OEM, partially offset by lower shipments to one foreign wireless telecommunications OEM. Sales of military products decreased by 3% to $13.4 million in 1997 from $13.8 million in 1996, representing 26% and 29%, respectively, of net sales in such years. The military sales decrease was predominantly due to an overall lower market demand for Republic products.

     International sales decreased by 38% to $12.7 million in 1997 from $20.6 million in 1996, totaling 24% of net sales in 1997 compared to 43% in 1996. The decrease in international sales was primarily due to lower foreign wireless telecommunications OEM business, partially offset by higher foreign military business. In 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 33%, 16% and 13%, respectively, of the Company's net sales. In 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 34% and 19%, respectively, of the Company's net sales.

     Gross Profit. The Company's cost of sales consists principally of direct labor, labor overhead, direct material, material overhead, other direct costs and work-in-process inventory changes from the beginning to the end of a period. Gross profit increased by 137% to $13.9 million in 1997 from $5.9 million in 1996. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 26.7% in 1997 from 12.4% in 1996. The increase in the gross profit margin was primarily due to the non-recurrence of the 1996 $4.9 million write-off of wireless multi-channel work-in-process inventory caused by then diminished demand for those particular products, the 1996 $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract and the 1996 $0.7 million write-off of wireless single channel work-in-process inventory caused by a domestic commercial OEM's decision to internally manufacture amplifiers for the production portion of the PCS-TDMA program. The increase in gross profit was primarily due to the non-recurrence of the above mentioned items plus the recognition of a more favorable gross profit associated with the net sales increase in 1997. In addition, the following factors adversely affected the Company's 1997 gross profit margin: (i) low gross profits the Company is experiencing on three military OEM contracts (the result of production delays, technical problems and software integration difficulties), (ii) the overall low gross profit margin obtainable on the Company's multi-channel product line (the result of competitive pricing pressures), (iii) engineering and manufacturing difficulties experienced on the pre-production phase of two newer wireless products and (iv) a high level of warranty expense (as a percentage of net sales) specifically related to those warranty costs associated with the Company's more recent introduction of wireless telecommunications products.

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

     Certain of the purchase orders or contracts comprising backlog at December 31, 1997 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

     General and Administrative Expenses. General and administrative expenses consist principally of salaries and other expenses for management, finance, accounting, contracts and human resources as well as legal and other professional services. General and administrative expenses increased by 11% to $3.6 million in 1997 from $3.2 million in 1996, representing 6.9% and 6.8%, respectively, of net sales. The increase in general and administrative expenses was primarily due to the Company-wide upgrade of computer hardware, software and data processing equipment (that portion of which did not meet the Company's capitalization criteria) as well as higher accounting and legal expenses.

     Selling Expenses. Selling expenses consist principally of salaries and other expenses for sales and marketing personnel, sales commissions, travel expenses, advertising and trade shows. Selling expenses increased by 7% to $4.0 million in 1997 from $3.7 million in 1996, representing 7.6% and 7.9%, respectively, of net sales. The increase in selling expenses resulted primarily from higher bid and proposal expenses (incurred in connection with a $12.0 million foreign military order awarded in the third quarter of 1997 and a generally higher level of proposal activity across all product lines).

     Research  and  Development  Expenses.  Research  and  development  expenses consist principally of direct labor, labor overhead, direct material, material overhead and other direct costs associated with product development. Research and development expenses decreased by 41% to $4.4 million in 1997 from $7.4 million in 1996, representing 8.4% and 15.5%, respectively, of net sales. The decrease in research and development expenses resulted primarily from reduced military and, to a lesser extent, wireless telecommunications product development efforts. Military research and development expenses decreased predominantly as a result of the Company completing the majority of the product development efforts, in 1996, for a Republic MRES 2000 simulator product. In the military environment, customer funding of product development costs is typical. The Republic MRES 2000 program was an exception, however, as the Company funded a large majority of this product development effort throughout 1996. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development. The Company views the decrease in wireless telecommunications research and development expenses (the majority of which occurred in the first quarter of 1997) as a short term solution used to assist in reducing costs to match corresponding reduced wireless revenue (which also occurred in the first quarter of 1997). Fundamental to this effort was a temporary reallocation of some of the Company's engineering and technology resources to either revenue producing or customer-funded product development during the first quarter of 1997. This action enabled the Company to leverage its other commercial and military product lines while insuring a continued and focused emphasis on critical wireless telecommunications development projects.

     Interest Expense. Interest expense consists principally of interest expended on the Company's credit facility, IDRBs and promissory notes, partially offset by interest earned on the Company's cash balances. Interest expense increased by 30% to $1.2 million in 1997 from $0.9 million in 1996, primarily reflecting increased average borrowings under the Company's credit facility.

     Provision for Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company has recorded deferred tax assets of $3.8 million in 1996 and $2.0 million in 1995 for the benefit of federal income tax net operating loss carryforwards ("NOLs") and timing differences generated in those years. The Company has reserved a portion of the deferred tax asset with respect to its NOLs. Realization is dependent on generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company's effective tax rate decreased to 24.6% in 1997 from 40.0% in 1996. The 1997 rate was favorably impacted by the partial recovery of the previously reserved deferred tax asset resulting from the Company's improved profitability position as compared to 1996. Without the benefit of this change in the reserve, the effective tax rate for 1997 would have been 40.2%. The Company will continue to assess the reserved deferred tax asset each reporting quarter. The 1996 rate was due to the net loss incurred by the Company in 1996, the benefit of which the Company expects to utilize to offset future taxable income, as prescribed by SFAS No. 109. There can be no assurances that the Company will continue to achieve taxable income in the future.

Fiscal Years Ended December 31, 1996 and December 31, 1995

     Net Sales. Net sales increased by 73% to $47.4 million in 1996 from $27.3 million in 1995. This sales increase was primarily due to higher shipments of the Company's commercial products and, to a lesser extent, higher shipments of the Company's military products. Sales of commercial products increased by 80% to $33.6 million in 1996 from $18.7 million in 1995, representing 71% and 68%, respectively, of net sales in such years. The commercial sales increase was predominantly due to higher shipments to two wireless telecommunications OEMs and one satellite communications OEM. Sales of military products increased by 60% to $13.8 million in 1996 from $8.6 million in 1995, representing 29% and 32%, respectively, of net sales in such years. The military sales increase was predominantly due to greater market demand for one Republic product, initial hardware shipments for another Republic product and an overall modest resurgence of shipments to U.S. prime contractors for various military products.

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

     Gross Profit. Gross profit decreased by 18% to $5.9 million in 1996 from $7.2 million in 1995. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 12.4% in 1996 from 26.3% in 1995, primarily due to a $4.9 million write-off of wireless multi-channel work-in-process inventory caused by then diminished demand for those particular products, a $1.0 million write-off of wireless multi-channel work-in-process inventory related to the cancellation of the remainder of the AirNet contract and a $0.7 million write-off of wireless single channel work-in-process inventory caused by a domestic commercial OEM's decision to internally manufacture amplifiers for the production portion of the PCS-TDMA program. In addition, the Company's 1996 gross profit margin was adversely affected by the overall low gross profit margin obtainable on cellular-CDMA multi-channel amplifiers due to competitive pricing pressure, low gross profit margins experienced on a number of military OEM contracts due to various production delays, low gross profit margins experienced on various other commercial OEM contracts due in part to a number of engineering and manufacturing difficulties, and higher commercial warranty expenses (as a percentage of net sales).

     General and Administrative Expenses. General and administrative expenses increased by 4% to $3.2 million in 1996 from $3.1 million in 1995, representing 6.8% and 11.3%, respectively, of net sales. The increase in general and administrative expenses was primarily the result of greater costs associated with being a public company, for a full year. The decrease in general and administrative expenses as a percentage of net sales was attributable to the overall sales volume growth in 1996 as compared to 1995.

     Selling Expenses. Selling expenses increased by 11% to $3.7 million in 1996 from $3.3 million in 1995, representing 7.9% and 12.2%, respectively, of net sales. The increase in selling expenses resulted primarily from higher sales representative commissions and higher accrued warranty expenses, partially offset by lower bid and proposal expenses and lower sales incentive expenses. The decrease in selling expenses as a percentage of net sales was attributable to the overall sales volume growth in 1996 as compared to 1995.

     Research and Development Expenses. Research and development expenses increased by 71% to $7.4 million in 1996 from $4.3 million in 1995, representing 15.5% and 15.8%, respectively, of net sales. This increase resulted primarily from higher wireless telecommunications product development and, to a lesser extent, higher military product development.

     Interest Expense. Interest expense decreased by 28% to $0.9 million in 1996 from $1.3 million in 1995, primarily reflecting a loan repayment, in the latter part of 1995, to the Company's largest stockholder (through the utilization of a portion of the proceeds from the Company's initial public offering ("IPO")). In addition, 1995 interest expense included a one time charge of $0.1 million for deferred financing costs as a result of the repayment of the debt outstanding at the time of the IPO and also included a $0.1 million amendment fee expense, charged by Fleet Capital Corporation, related to a restructuring of the Company's credit facility to provide additional financing pending the completion of the IPO.

     Provision for Income Taxes. The Company's effective tax rate remained relatively unchanged at 40.0% in 1996 from 40.1% in 1995. These rates are due to the net losses incurred by the Company in both 1996 and 1995, the benefit of which the Company expects to utilize to offset future taxable income, as prescribed by SFAS No. 109.

Liquidity and Capital Resources

     In the fourth quarter of 1995, the Company successfully completed its IPO, raising net proceeds to the Company of approximately $20.4 million from the Company's sale of 2,875,000 shares of Common Stock, including the exercise of the underwriters' over-allotment option. Since the IPO, the Company had financed its operations and met its capital requirements through the following two sources: (i) a credit facility and/or (ii) cash provided by operating activities.

     The Company has entered into a loan agreement with IBJ Schroder Business Credit Corporation ("IBJ") which provides for a $15.45 million credit facility consisting of a revolving line of credit in the amount of $10.3 million, a term loan in the amount of $2.15 million and a $3.0 million capital equipment ("Capex") loan facility. The revolving line of credit and both the term loan and Capex loan bear interest at annual rates equal to the prime rate plus 0.5% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2001 and automatically renews itself for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The term loan requires a monthly principal payment of $0.05 million. The revolver increases each month commensurate with term loan repayments until a maximum revolving line of credit of $12.0 million is reached. The Capex loan requires monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex loans borrowings must occur prior to February 27, 1999. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

     Operating activities provided net cash of $0.5 million and used net cash of $1.4 million in 1997 and 1996, respectively. From December 31, 1996 to December 31, 1997, accounts receivable, inventory, and accounts payable, accrued liabilities and customer advance payments increased by $0.8 million, $2.6 million and $1.8 million, respectively. The increase in accounts receivable was primarily due to the higher revenue level in the fourth quarter of 1997 compared with the fourth quarter of 1996. The increase in inventory was predominantly due to an increase in work-in-process inventory associated with three long-term military programs and a build-to-forecast wireless telecommunication product and, to a lesser extent, an increase in component inventory associated with one of the long-term military programs. The increase in accounts payable, accrued liabilities and customer advance payments was primarily due to the receipt of an advance payment in the fourth quarter of 1997 from a foreign military OEM and, to a lesser extent, a greater year end 1997 payroll and related benefits accrual, partially offset by more current vendor payments when compared to year end 1996. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $1.3 million and $0.9 million in 1997 and 1996, respectively. Financing activities, which consisted predominantly of net proceeds from the credit facility, provided net cash of $0.4 million and $3.0 million in 1997 and 1996, respectively.

     Capital expenditures were $1.3 million and $0.9 million in 1997 and 1996, respectively. These expenditures were funded primarily through cash provided by beginning of year cash balances, operating activities and the Company's credit facility. Principal expenditures for 1997 included upgrades to the Company's information systems' hardware and software, purchases of engineering and manufacturing test equipment, upgrades to the Company's CAD systems and expanded surface mount capabilities. The Company expects that 1998 capital expenditures, anticipated to minimally include a second automated surface-mount pick-n-place machine and additional engineering and manufacturing test equipment, will be financed by cash provided by operating activities, the Company's credit facility and/or third party financing sources.

     As of December 31, 1997, the Company had working capital of approximately $18.2 million, compared to approximately $16.2 million as of December 31, 1996. Working capital as of December 31, 1997 included approximately $8.3 million and $16.9 million in accounts receivable and inventory, respectively, compared to December 31, 1996 working capital which included approximately $7.5 million and $14.4 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of December 31, 1997 was 2.8:1, compared with a current ratio of 3.1:1 as of December 31, 1996. As of both December 31, 1997 and December 31, 1996, the Company's debt to equity ratio was 0.7:1.

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

     The majority of any Year 2000 issues have already been addressed by the Company. In 1997, the Company's business and computing system was upgraded and is now Year 2000 "friendly". The remaining efforts for the Company, all of which are scheduled for 1998, include a few personal computer applications and Windows 95 upgrades. These efforts are not expected to cause a financial burden for the Company.

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

     (b) No reports on Form 8-K have been filed during the fourth quarter of 1997.

     (c) Exhibits

         See Exhibit Index immediately following signature pages.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MICROWAVE POWER DEVICES, INC.


                                    By  /s/ Edward J. Shubel
                                        ---------------------------------
                                            Edward J. Shubel
                                            Chief Executive Officer

Date:  March 16, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward J. Shubel              Chief Executive Officer             March 16, 1998
------------------------          (Principal Executive Officer)
    Edward J. Shubel

/s/ Paul E. Donofrio              Chief Financial Officer             March 16, 1998
------------------------          (Principal Financial Officer and
    Paul E. Donofrio              Principal Accounting Officer)

/s/ George J. Sbordone            Director                            March 16, 1998
------------------------
    George J. Sbordone

/s/ Merril M. Halpern             Director                            March 16, 1998
------------------------
    Merril M. Halpern

/s/ A. Lawrence Fagan             Director                            March 16, 1998
------------------------
    A. Lawrence Fagan

/s/ Alfred Weber                  Director                            March 13, 1998
------------------------
    Alfred Weber

/s/ David J. Aldrich              Director                            March 16, 1998
------------------------
    David J. Aldrich

/s/ Warren A. Law                 Director                            March 11, 1998
------------------------
    Warren A. Law

/s/ James S. Silver               Director                            March 16, 1998
------------------------
    James S. Silver

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

10.12- Security Control Agreement dated September 5, 1997 between MPD Technologies, Inc. and the United States Department of Defense.

10.13- Amendment No. 1 dated as of February 27, 1998 to a Loan and Security Agreement dated as of February 13, 1997 among IBJ Schroder Business Credit Corporation, as Lender and Agent, and MPD Technologies, Inc.

21.1-     Subsidiaries  of  the  Company   (incorporated  by  reference  to  the
          Company's   Annual  Report  on  Form  10-K  dated  December  31,  1995
          (Commission File No. 0-8574)).

23.1-     Consent of Independent Public Accounts.

27.1-     Financial Data Schedule.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of
 December 31, 1997 and 1996..................................................F-3

Consolidated Statements of Operations for the
 three years ended December 31, 1997.........................................F-4

Consolidated Statements of Shareholders' Equity
 for the three years ended December 31, 1997.................................F-5

Consolidated Statements of Cash Flows
 for the three years ended December 31, 1997.................................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Microwave Power Devices, Inc.:

    We have audited the accompanying consolidated balance sheets of Microwave Power Devices, Inc. (formerly MPD Holdings, Inc.) (a Delaware corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microwave Power Devices, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP

Melville, New York
March 2, 1998

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                                                                                    1997       1996
                                                                                    ----       ----
                                                                                     (in thousands,
                                                                                   except share data)
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................................   $    687    $  1,149
   Accounts receivable, net of allowance for doubtful accounts of
      $75 and $76, respectively ..............................................      8,329       7,482
   Inventories, net ..........................................................     16,931      14,362
   Prepaid expenses and other current assets .................................        706         657
   Deferred income taxes .....................................................      1,777         345
                                                                                   ------      ------
         Total current assets ................................................     28,430      23,995

PROPERTY, PLANT AND EQUIPMENT, net ...........................................      8,273       8,057
INTANGIBLE ASSETS, net .......................................................        389         369
OTHER LONG-TERM ASSETS .......................................................        903       1,015
DEFERRED INCOME TAXES ........................................................      3,827       5,454
                                                                                   ------      ------
                                                                                 $ 41,822    $ 38,890
                                                                                  =======     =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt .........................................   $    650    $     45
   Accounts payable ..........................................................      4,848       5,103
   Accrued liabilities .......................................................      3,186       2,696
   Customer advance payments .................................................      1,563        --
                                                                                   ------      ------
         Total current liabilities ...........................................     10,247       7,844
                                                                                   ------       -----

LONG-TERM DEBT ...............................................................     12,626      12,744
                                                                                   ------      ------
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
          no shares issued or outstanding ....................................       --          --
   Common stock, $.01 par value; 25,000,000 shares authorized;
         10,378,750 and 10,375,000 shares issued and outstanding, respectively        104         104
   Additional paid-in capital ................................................     23,306      23,276
   Notes receivable from shareholders ........................................       (188)       (225)
   Retained earnings (accumulated deficit) ...................................     (4,273)     (4,853)
                                                                                  -------     -------
         Total shareholders' equity ..........................................     18,949      18,302
                                                                                  -------      ------
                                                                                  $41,822     $38,890
                                                                                  =======     =======


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended
                                                                -------------------------------------------------
                                                                December 31,     December 31,        December 31,
                                                                   1997             1996                1995
                                                                ------------     ------------        ------------
                                                                   (in thousands, except per share data)
NET SALES ....................................................   $ 52,037           $ 47,362           $ 27,302
COST OF SALES ................................................     38,142             41,501             20,122
                                                                 --------           --------           --------
      Gross profit ...........................................     13,895              5,861              7,180
                                                                 --------           --------           --------

OPERATING EXPENSES:
   General and administrative ................................      3,575              3,221              3,091
   Selling ...................................................      3,963              3,720              3,346
   Research and development (Note 2) .........................      4,367              7,364              4,306
                                                                 --------           --------           --------
                                                                   11,905             14,305             10,743
                                                                 --------           --------           --------
      Income (loss) from operations ..........................      1,990             (8,444)            (3,563)

INTEREST EXPENSE, net ........................................      1,237                948              1,310
OTHER (INCOME) EXPENSE, net ..................................        (16)                 6                 55
                                                                 --------           --------           --------
      Income (loss) before income taxes ......................        769             (9,398)            (4,928)

PROVISION (BENEFIT) FOR INCOME TAXES .........................        189             (3,759)            (1,976)
                                                                 --------           --------           --------
      Net income (loss) ......................................   $    580           $ (5,639)          $ (2,952)
                                                                 ========           ========           ========

PER SHARE INFORMATION (Note 2):
   Net income (loss) per common share:
      Basic ..................................................   $   0.06           $  (0.54)          $  (0.36)
                                                                 ========           ========           ========
      Diluted ................................................   $   0.06           $  (0.54)          $  (0.36)
                                                                 ========           ========           ========
   Common shares used in computing per share amounts:
      Basic ..................................................     10,376             10,375              8,172
                                                                 ========           ========           ========
      Diluted ................................................     10,465             10,375              8,172
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

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                   Unrealized
                                                                                                   Gain (Loss)
                                                                                         Notes     on Investment  Retained
                                                                           Additional  Receivable      in         Earnings
                                                                            Paid-in      from       Marketable  (Accumulated
                                       Preferred Stock      Common Stock    Capital   Shareholders  Securities    Deficit)    Total
                                       ---------------      ------------    -------   ------------  ----------    --------    -----
                                       Shares  Amount    Shares    Amount
                                       ------  ------    ------    ------
BALANCE, December 31, 1994 ............   --   $ --      7,500   $     75   $  2,925   $   (263)   $    (59)   $  3,738    $  6,416
   Net loss ...........................   --     --         --         --         --         --          --      (2,952)     (2,952)
   Unrealized gain on
      investment in
      marketable securities ...........   --     --         --         --         --         --          31          --          31
   Realized loss on
      investment in
      marketable securities ...........   --     --         --         --         --         --          28          --          28
   Initial public offering ............   --     --      2,875         29     20,351         --          --          --      20,380
   Reclassification of
      notes receivable
      from shareholders
      (Note 8) ........................   --     --         --         --         --         38          --          --          38
                                        ----   ----     ------   --------   --------   --------    --------     --------    --------
BALANCE, December 31, 1995 ............   --     --     10,375        104     23,276       (225)         --         786      23,941
   Net loss ...........................   --     --         --         --         --         --          --      (5,639)     (5,639)
                                        ----   ----     ------   --------   --------   --------    --------     --------    --------
BALANCE, December 31, 1996 ............   --     --     10,375        104     23,276       (225)         --      (4,853)     18,302
   Net income .........................   --     --         --         --         --         --          --         580         580
   Exercise of stock
      options .........................   --     --          4         --         30         --          --          --          30
   Repayment of notes
      receivable from
      shareholders (Note 8) ...........   --     --         --         --         --         37          --          --          37
                                        ----   ----     ------   --------   --------   --------    --------     --------    --------
BALANCE, December 31, 1997 ............   --   $ --     10,379   $    104   $ 23,306   $   (188)   $     --    $ (4,273)   $ 18,949
                                        ====   ====     ======   ========   ========   ========    ========     ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Year Ended
                                                                                     -----------------------------------------------
                                                                                     December 31,      December 31,     December 31,
                                                                                         1997              1996             1995
                                                                                     -----------       -----------       -----------
                                                                                                       (in thousands)
OPERATING ACTIVITIES:
  Net income (loss) ..........................................................         $    580          $ (5,639)         $ (2,952)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .............................................            1,211             1,189               958
   Deferred income taxes .....................................................              194            (3,699)           (1,981)
   (Gain) loss on sale of property, plant and equipment ......................              (19)                3                23
   Loss on sale of investment in marketable securities .......................               --                --                28
   Amortization of deferred financing costs as interest expense ..............               --                --               126
   Changes in operating assets and liabilities:
    Accounts receivable ......................................................             (847)            1,944            (5,351)
    Inventories ..............................................................           (2,569)            4,551           (11,621)
    Prepaid expenses and other assets ........................................              104              (433)             (431)
    Accounts payable and accrued liabilities .................................              235               707             3,908
    Customer advance payments ................................................            1,563                --                --
                                                                                       --------          --------          --------
            Net cash provided by (used in) operating activities ..............              452            (1,377)          (17,293)
                                                                                       --------          --------          --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .................................           (1,337)             (912)           (2,315)
  Proceeds from sale of property, plant and equipment ........................               23                15                 8
  Investment in marketable securities ........................................               (4)               --                --
                                                                                       --------          --------          --------
            Net cash used in investing activities ............................           (1,318)             (897)           (2,307)
                                                                                       --------          --------          --------
FINANCING ACTIVITIES:
  Proceeds from long-term debt ...............................................            2,700                --               800
  Principal payments of long-term debt .......................................             (495)              (40)           (2,992)
  Net proceeds from (repayments on) revolving credit loans ...................           (1,717)            3,110             2,859
  Advances to affiliates, net ................................................               --                --            (1,443)
  Deferred financing costs ...................................................             (114)              (35)              (26)
  Net proceeds from issuance of common stock .................................               30                --            20,380
                                                                                       --------          --------          --------
            Net cash provided by financing activities ........................              404             3,035            19,578
                                                                                       --------          --------          --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................             (462)              761               (22)
CASH AND CASH EQUIVALENTS, beginning of year .................................            1,149               388               410
                                                                                       --------          --------          --------
CASH AND CASH EQUIVALENTS, end of year .......................................         $    687          $  1,149          $    388
                                                                                       ========          ========          ========
SUPPLEMENTAL DATA:
  Cash paid for interest .....................................................         $  1,302          $  1,049          $  1,311
                                                                                       ========          ========          ========
  Cash paid for income taxes .................................................         $    104          $     23          $     27
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

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996
                      (in thousands, except per share data)

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

     The Company, headquartered in Hauppauge, Long Island, New York, is primarily engaged in the engineering and manufacturing of radio frequency and microwave power amplifiers for commercial and military applications.

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

     Concentration of Credit Risk

     For the year ended December 31, 1997, sales to U.S. commercial original equipment manufacturers ("OEMs") and U.S. prime contractors, the U.S. government and foreign entities accounted for 72%, 4%, and 24% (14% and 10% to Asia and Europe, respectively), respectively, of net sales. Accounts receivable from such customers represent 62%, 7% and 31% of total accounts receivable, respectively, at December 31, 1997. For the year ended December 31, 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and one foreign commercial OEM (Customer A) accounted for 33%, 16% and 13%, respectively, of net sales. At December 31, 1997 two domestic commercial OEMs (Customer B and Customer D) and one foreign military OEM (Customer E) represent 26%, 11% and 12% of accounts receivable, respectively.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     For the year ended December 31, 1996, sales to U.S. commercial OEMs and U.S. prime contractors, the U.S. government and foreign entities accounted for 49%, 8%, and 43% (34% and 9% to Asia and Europe, respectively), respectively, of net sales. Accounts receivable from such customers represent 66%, 6% and 28% of total accounts receivable, respectively, at December 31, 1996. For the year ended December 31, 1996, sales to one foreign commercial OEM (Customer A) and one domestic commercial OEM (Customer B) accounted for 34% and 19%, respectively, of net sales. At December 31, 1996, one domestic commercial OEM (Customer B) and one foreign military OEM (Customer F) represent 24% and 13% of accounts receivable, respectively.

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

     Progress Payments

     Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received (Note 4). Under contractual arrangements by which progress payments are received from the U.S. Government, the U.S. Government has a lien title interest in the inventories identified with related contracts.

     Long-term Contracts

     In  accordance  with industry  practice,  all  contract-related  assets and liabilities are classified as current, even though certain of these contract-related assets and liabilities may not be realized within one year. This practice is reflective of the Company's operating cycle as a contractor under long-term contracts.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization (Note 5). Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which are as follows:

         Building and improvements............................   7 to 40 years
         Machinery and equipment..............................   3 to 7 years
         Furniture and fixtures...............................   5 to 10 years

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Intangible Assets

     Intangible assets, net of accumulated amortization of approximately $328 and $235 at December 31, 1997 and December 31, 1996, respectively, consist of goodwill, bond issuance costs and deferred financing costs. Goodwill represents costs in excess of net assets acquired related to certain acquisitions made by the Company and is being amortized over periods of 5 and 10 years. Bond issuance costs are being amortized over 30 years, which represents the term of the respective underlying debt agreement. Deferred financing costs were being amortized over 5 years. However, during 1995, in connection with the use of the proceeds of the initial public offering to pay down the related debt, these deferred financing costs were charged to interest expense. During 1997 and 1996, the Company incurred $114 and $35, respectively, in deferred financing costs associated with the New Loan Agreement (Note 7), which will be amortized over 3 years.

     Long-Lived Assets

     Effective January 1, 1996, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of the adoption of this standard and its current application have not been material.

     Investment in Marketable Securities

     Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In connection with the adoption of this pronouncement, the debt securities held by the Company and included in the accompanying consolidated balance sheets that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. During 1995, the Company realized gross proceeds of $451 and realized a loss of $28 on a sale of these securities. There were no sales of these securities in 1996 or 1997.

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

     Research and Development

     Research and development costs incurred by the Company are included in expenses in the year incurred. Such costs amounted to $4,367, $7,364, and $4,306 in the years ended December 31, 1997, December 31, 1996 and December 31, 1995, respectively. Certain other development costs are incurred in connection with long-term contracts pursuant to which these costs are financed under related contracts. These costs are included in cost of sales and the related revenues are included in net sales in the accompanying consolidated statements of operations.

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

     Net Income (Loss) Per Common Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts.

     A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                           Net Income
                                                 Net Income     Common     (Loss) Per
                                                  (Loss)        Shares    Common Share
                                                  ------        ------    ------------
                                                  For the year ended December 31, 1995
                                                  ------------------------------------
Basic EPS
Net loss attributable to common stock                $(2,952)     8,172   $  (0.36)
Effect of dilutive securities: stock options              --         --      --
                                                     -------    -------   --------
Diluted EPS
Net loss attributable to common stock and
    assumed option exercises                         $(2,952)     8,172   $  (0.36)
                                                     =======    =======   ========

                                                  For the year ended December 31, 1996
                                                  ------------------------------------
Basic EPS
Net loss attributable to common stock                $(5,639)    10,375   $  (0.54)
Effect of dilutive securities: stock options              --         --      --
                                                     -------    -------   --------
Diluted EPS
Net loss attributable to common stock and
      assumed option exercises                       $(5,639)    10,375   $  (0.54)
                                                     =======    =======   ========

                                                   For the year ended December 31, 1997
                                                   ------------------------------------
Basic EPS
Net income attributable to common stock               $  580     10,376   $   0.06
Effect of dilutive securities: stock options              --         89       --
                                                      ------     ------    -------
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                         $  580     10,465   $   0.06
                                                     =======    =======   ========

     Diluted EPS for 1995 and 1996 does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Stock-Based Compensation

     Effective January 1, 1995, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and net income
(loss) per common share in the notes to financial statements. The Company has elected to provide the necessary pro forma disclosures (Note 10).

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

4.   INVENTORIES, NET:

     At December 31, 1997 and 1996, inventories, net consist of the following:

                                                             1997         1996
                                                           --------    --------
Raw materials ..........................................   $  7,504    $  6,333
Work-in-process ........................................     12,349       8,918
Unliquidated progress payments .........................     (1,789)       (231)
                                                           --------    --------
                                                             18,064      15,020
Less: Reserves .........................................     (1,133)       (658)
                                                           --------    --------
                                                           $ 16,931    $ 14,362
                                                           ========    ========

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     During 1996, the Company wrote-off $6,550 of wireless work-in-process inventory due to decreased product demand and the resulting impact on estimated costs at completion.

5.   PROPERTY, PLANT AND EQUIPMENT, NET:

     At December 31, 1997 and 1996, property, plant and equipment, net consists of the following:

                                                           1997           1996
                                                         --------      --------
Land ...............................................     $    937      $    937
Building and improvements ..........................        4,384         4,361
Machinery and equipment ............................        7,448         6,606
Furniture and fixtures .............................          201           131
                                                         --------      --------
                                                           12,970        12,035
Less: Accumulated depreciation and amortization ....       (4,697)       (3,978)
                                                         --------      --------
                                                         $  8,273      $  8,057
                                                         ========      ========

6.   ACCRUED LIABILITIES:

     At December 31, 1997 and 1996, accrued liabilities consist of the following:

                                                           1997            1996
                                                          ------          ------
Accrued payroll and benefits ...................          $1,868          $1,450
Accrued commissions ............................             474             422
Accrued warranty ...............................             715             400
Other ..........................................             129             424
                                                          ------          ------
                                                          $3,186          $2,696
                                                          ======          ======

7.   LONG-TERM DEBT:

     At December 31, 1997 and 1996, long-term debt consists of the following:

                                                          1997           1996
                                                        --------       --------
Industrial Development Revenue Bonds (a) .........      $  4,620       $  4,665
Loan and security agreement (b) ..................         8,656          8,124
                                                        --------       --------
                                                          13,276         12,789
Less: Current portion ............................          (650)           (45)
                                                        --------       --------
                                                        $ 12,626       $ 12,744
                                                        ========       ========

(a) On June 30, 1992, MPD purchased a 7.4 acre parcel of land and an 86,000 square foot building for use as a corporate headquarters and manufacturing operation for $4,295. MPD financed the acquisition with Industrial Development Revenue Bonds ("IDRBs") totaling $4,810 issued through the Suffolk County Industrial Development Agency ("SCIDA"). The issuance was comprised of $490 Series A Bonds at 7.75% and $4,320 Series B Bonds at 8.5% with interest payable quarterly. The Series A Bonds and the Series B Bonds mature on June 30, 2002 and June 30, 2022, respectively, and are subject to annual mandatory sinking fund redemptions on June 30 of each year beginning with June 30, 1993 and June 30, 2003, respectively. The

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Series B Bonds include a $425 Debt Service Reserve Fund due and payable on June 30, 2022. Approximately $441 and $437 was in an escrow account in accordance with the terms of the IDRBs and is included in long-term assets in the accompanying consolidated balance sheets as of December 31, 1997 and December 31, 1996, respectively. Under IDRB terms, MPD transferred ownership of this facility to the SCIDA at closing and immediately leased back the facility with a lease term equal to the IDRB terms and provided for a one dollar buy-back option at lease end.

(b) At December 31, 1996, the Company had an amended and restated loan and security agreement with a lender (the "Loan Agreement") which provided for borrowings up to $8,400 in the form of revolving credit. Aggregate borrowings under the Loan Agreement were limited by a borrowing base calculation to the sum of 85% of accounts receivable, as defined, 35% of raw materials, 35% of "non-wireless" work-in-process, as defined, 50% of "wireless" work-in-process, as defined (reduced by 1% per week until 35% was reached on February 21, 1997), and 65% of finished goods inventory, as defined (borrowings based on eligible inventory were limited to $6,000 (reduced by $40 per week until $5,680 was reached on January 3, 1997)). Borrowings under the Loan Agreement were collateralized by accounts receivable, inventory, equipment and certain other assets. The Loan Agreement was to expire on April 5, 1999 and was renewable for one-year terms. Borrowings under the Loan Agreement at December 31, 1996 relate strictly to revolving credit loans, which bore interest at the bank's base rate (8.25% at December 31, 1996) plus 1.0%, and totaled $8,124.

          On February 13, 1997, the Company replaced the Loan Agreement with a credit facility from another lender (the "New Loan Agreement"). The New Loan Agreement provided for borrowings up to $13,000 in the form of a revolving line of credit in the amount of $10,300 and a term loan in the amount of $2,700. At December 31, 1997 the line of credit and term loan had outstanding borrowings of $6,406 and $2,250, respectively. Aggregate borrowings under the New Loan Agreement are limited by a borrowing base calculation to the sum of 85% of accounts receivable, as defined and 40% of raw materials and work-in-process inventories, as defined (borrowings based on eligible inventory are limited to $6,000). Borrowings under the New Loan Agreement are collateralized by accounts receivable, inventory, equipment and certain other assets. The New Loan Agreement expires on February 12, 2000 and is renewable thereafter for one-year terms. The New Loan Agreement contains a covenant to maintain a certain fixed charge coverage ratio. Borrowings under the New Loan Agreement for the revolving line of credit and the term loan will bear interest at the bank's base rate plus 1.0% and 1.25%, respectively. Effective February 1, 1998, in accordance with the terms of the loan document, the above rates have been reduced by 0.5% each.

     The aggregate annual maturities of long-term debt, at December 31, 1997, are as follows:

     1998........................................................        $   650
     1999........................................................            655
     2000........................................................          7,516
     2001........................................................             65
     2002........................................................             70
     Thereafter..................................................          4,320
                                                                         -------
                       Total.....................................        $13,276
                                                                         =======

     On February 27, 1998, Amendment No. 1 to the New Loan Agreement was executed which provided for (a) an overall increase in the value of the credit facility to $15,450 by adding a $3,000 capital equipment loan facility, (b) the establishment of a method by which the revolving line of credit will be increased from $10,300 to a maximum of $12,000 with each monthly $50 repayment of the term loan beginning with the March 1, 1998 payment and (c) the extension of the Amended New Loan Agreement to February 12, 2001.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.   SHAREHOLDERS' EQUITY:

     Notes receivable from shareholders resulted from the issuance of the Company's common stock and are secured by the pledge of such stock. The notes bore interest at 8.0% and were due on September 3, 1996. On February 24, 1997, the notes were extended to September 3, 1998 and bear interest at 8.0%. On March 2, 1998, the notes were approved to be extended to September 3, 2001 and to bear interest at 8.0%. In 1996, $38 of the outstanding notes receivable from shareholders was repaid. An additional $37 of the outstanding notes receivable from shareholders was repaid in 1997.

9.   INCOME TAXES:

     For the years ended December 31, 1997, December 31, 1996 and December 31, 1995, the provision (benefit) for income taxes consists of the following:

                                         1997            1996             1995
                                        -------         -------         -------
Current:
         Federal ...............        $    --         $    --         $    --
         State .................             --              --              --
                                        -------         -------         -------
Deferred:
         Federal ...............            170          (3,384)         (1,779)
         State .................             19            (375)           (197)
                                        -------         -------         -------
                                            189          (3,759)         (1,976)
                                        -------         -------         -------
                                        $   189         $(3,759)        $(1,976)
                                        =======         =======         =======

     The following table reconciles the Federal statutory rate to the Company's effective income tax rate for the years ended December 31, 1997, December 31, 1996 and December 31, 1995:

                                                            1997     1996   1995
                                                            ----     ----   ----
Statutory rate ...........................................    34%     34%    34%
State taxes, net of federal benefit ......................     6       6      6
Change in valuation allowance on deferred tax asset ......   (15)     --     --
                                                             ---     ---    ---
Effective Rate ...........................................    25%     40%    40%
                                                             ===     ===    ===

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         For the years ended December 31, 1997, December 31, 1996 and December 31, 1995, the deferred income tax provision (benefit) is related to differences between the financial and tax bases of assets and liabilities resulting from the following:

                                                1997        1996         1995
                                              -------      -------      -------
Depreciation ............................     $    46      $  (137)     $   (96)
Inventories .............................        (218)         (56)          41
Accrued vacation expense ................         (23)         (34)          77
Accrued warranty costs ..................        (126)        (126)         (10)
Prepaid real estate taxes ...............          (7)           3          (30)
Accounts receivable .....................          --           (3)           7
Contract research and development .......         (46)         231           --
Net operating loss carryforwards ........         563       (3,637)      (1,965)
                                              -------      -------      -------
                                              $   189      $(3,759)     $(1,976)
                                              =======      =======      =======

     The Company has recorded deferred tax assets of $3,759 in 1996 and $1,976 in 1995 for the benefit of federal income tax loss carryforwards and timing differences generated in those years. The Company has reserved a portion of the deferred tax asset with respect to its loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 1997 and December 31, 1996, are as follows:

                                                          1997            1996
                                                        -------         -------
Depreciation ...................................        $  (268)        $  (222)
Inventories ....................................            528             311
Accrued vacation expense .......................            276             253
Accrued warranty costs .........................            286             160
Prepaid real estate taxes ......................            (53)            (60)
Accounts receivable ............................             30              30
Contract research and development ..............           (185)           (231)
Net operating loss carryforwards ...............          5,406           6,094
                                                        -------         -------
                                                          6,020           6,335
Less: valuation allowance ......................            416             536
                                                        -------         -------
Deferred tax asset, net ........................        $ 5,604         $ 5,799
                                                        =======         =======

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10.  STOCK OPTION PLANS:

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

     In March 1998, the Company amended the 1996 Stock Option Plan (the "Amended 1996 Plan"), subject to stockholder approval at the Annual Meeting of Stockholders to be held on May 7, 1998, pursuant to which key employees of the Company and eligible consultants to the Company are eligible to receive incentive and/or non-qualified stock options to purchase up to an additional 500 shares of the Company's common stock. The Amended 1996 Plan, which expires on March 5, 2006, is administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options is determined by the Compensation Committee of the Board of Directors.

     Incentive and non-qualified stock options granted under the 1995 Plan, the 1996 Plan and the Amended 1996 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted under the 1995 Plan, the 1996 Plan and the Amended 1996 Plan to a shareholder owning more than 10% of the outstanding common shares may not exceed 5 years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Transactions involving the 1995 Plan and the 1996 Plan for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 are summarized as follows:

                                                         1995 Plan                         1996 Plan
                                                         ---------                         ---------
                                                    Shares       Option Price         Shares        Option Price
                                                    ------       ------------         ------        ------------
           Year Ended December 31, 1995
      Granted................................         459       $8.00 - $10.75           --               $--
      Exercised..............................          --             --                 --                --
      Cancelled..............................         (4)           $8.00                --                --
                                                      --            -----             ------              ---

      Outstanding at December 31, 1995.......         455       $8.00 - $10.75           --               $--
                                                      ===       ==============          ===               ===

           Year Ended December 31, 1996
      Granted................................          70      $11.125 - $11.375         49           $11.125
      Exercised..............................          --             --                 --                --
      Cancelled..............................        (12)       $8.00 - $10.75           --                --
                                                     ----       --------------          ---                --
      Outstanding at December 31, 1996.......         513       $8.00 - $11.375          49           $11.125
                                                      ===       ===============          ==           =======

           Year Ended December 31, 1997
      Granted................................          25       $2.875 - $9.50          187       $2.875 - $9.50
      Exercised..............................         (4)           $8.00                --                --
      Cancelled..............................        (18)       $8.00 - $10.75          (8)            $2.875
                                                     ----       --------------          ---            ------
      Outstanding at December 31, 1997.......         516      $2.875 - $11.375         228      $2.875 - $11.125
                                                      ===      ================         ===      ================


     At December 31, 1997, 450 shares were exercisable and 5 shares were available for grant under the 1995 Plan and 16 shares were exercisable and 247 shares were available for grant under the 1996 Plan.

     The Company accounts for these plans under APB No. 25, under which no compensation cost is recognized for stock options granted with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for these plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been the following pro forma amounts:

                                                           1997             1996             1995
                                                           ----             ----             ----
       Net income (loss):              As reported          $580         $(5,639)         $(2,952)
                                       Pro forma              78          (6,202)          (3,174)

       Basic net income (loss)
         per common share:             As reported         $0.06          $(0.54)          $(0.36)
                                       Pro forma            0.01           (0.60)           (0.39)

       Diluted net income (loss)
         per common share:             As reported         $0.06          $(0.54)          $(0.36)
                                       Pro forma            0.01           (0.60)           (0.39)

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           1997          1996           1995
                                           ----          ----           ----
Fair value                                 $1.94         $5.26         $3.53
Expected life (years)                       4.0           4.0           3.5
Risk-free interest rate                     6.1%          5.5%          5.8%
Volatility                                 70%           54%           52%
Dividend yield                              0%            0%            0%

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to stock options granted prior to January 1, 1995 and additional stock option grants are anticipated in future years.

11.  DEFINED CONTRIBUTION PENSION PLAN:

     MPD maintains a defined contribution pension plan which covers substantially all employees, and provides for employee contributions of up to 14% of their salary, a portion of which is matched by MPD. Contributions by MPD were $500, $493, and $464, in 1997, 1996 and 1995, respectively.

12.  TRANSACTIONS WITH RELATED PARTIES:

     Prior to the Company's initial public offering in 1995, corporate charges were assessed by a related party for management services provided to the Company. These charges were $0, $0, and $342 in 1997, 1996 and 1995, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

     The acquisition of MPD was partially financed by a $4,773 unsecured promissory note from the Company's principal shareholder, of which $2,853 remained outstanding at December 31, 1994. Amounts outstanding under this note bore interest at 6.5% and were due on September 3, 1996. During 1995, the Company repaid this note with the proceeds from the initial public offering of its securities.

13.  COMMITMENTS AND CONTINGENCIES:

     Operating Leases

     Rent expense, including amounts charged to inventory as part of overhead allocations and the rental of machinery and equipment (on a month-to-month basis) in all three years was $1,487, $1,434, and $571 in 1997, 1996 and 1995, respectively.

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

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                  (formerly MPD Holdings, Inc. and subsidiary)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         Employment and Consulting Agreements

     The Company has an employment agreement with its President and Chief Executive Officer which expires on August 30, 1998 and provides for an annual base salary of $264. The terms of the agreement are automatically renewed for successive one year terms. Additionally, the Company has consulting agreements with two director/shareholders which provide for aggregate annual compensation of $225.

     Letters of Credit

     As of December 31, 1997 and December 31, 1996, the Company had outstanding letters of credit aggregating $1,799 and $260, respectively.