Form 10-Q
period 1998-03-31
MICROWAVE POWER DEVICES INC
filed 1998-05-14
CIK 65781

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998.

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________ to ___________________.


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

                                Yes _X_   No ___



As of May 1, 1998, there were 10,379,030 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX




PART I -- FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

ITEM 1.    Consolidated Financial Statements
             Consolidated Balance Sheets --
             March 31, 1998 and December 31, 1997...........................   3

             Consolidated Statements of Operations --
             Three months ended March 31, 1998 and 1997 ....................   4

             Consolidated Statements of Cash Flows --
             Three months ended March 31, 1998 and 1997 ....................   5

             Notes to Consolidated Financial Statements.....................   6


ITEM 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................   8




PART II -- OTHER INFORMATION
----------------------------

ITEM 1.    Legal Proceedings................................................  11

ITEM 6.    Exhibits and Reports on Form 8-K.................................  11



SIGNATURES..................................................................  12

PART I -- FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.


                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                March 31,  December 31,
                                                                                  1998        1997
                                                                                --------    --------
                                                                               (unaudited)  (audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............................................   $    607    $    687
     Accounts receivable, net of allowance for doubtful accounts of $75 .....      7,598       8,329
     Inventories, net .......................................................     18,451      16,931
     Prepaid expenses and other current assets ..............................        629         706
     Deferred income taxes ..................................................      1,964       1,777
                                                                                --------    --------
          Total current assets ..............................................     29,249      28,430
PROPERTY, PLANT AND EQUIPMENT, net ..........................................      8,078       8,273
INTANGIBLE ASSETS, net ......................................................        386         389
OTHER LONG-TERM ASSETS ......................................................        852         903
DEFERRED INCOME TAXES .......................................................      3,631       3,827
                                                                                --------    --------
                                                                                $ 42,196    $ 41,822
                                                                                ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt ......................................   $    838    $    650
     Accounts payable .......................................................      5,693       4,848
     Accrued liabilities ....................................................      2,868       3,186
     Customer advance payments ..............................................      1,142       1,563
                                                                                --------    --------
          Total current liabilities .........................................     10,541      10,247
                                                                                --------    --------
LONG-TERM DEBT ..............................................................     12,523      12,626
                                                                                --------    --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued or outstanding .....................................         --          --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        10,378,890 and 10,378,750 shares issued and outstanding, respectively        104         104
     Additional paid-in capital .............................................     23,306      23,306
     Notes receivable from shareholders .....................................       (188)       (188)
     Retained earnings (accumulated deficit) ................................     (4,090)     (4,273)
                                                                                --------    --------
          Total shareholders' equity ........................................     19,132      18,949
                                                                                --------    --------
                                                                                $ 42,196    $ 41,822
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                      For the Three Months Ended
                                                      --------------------------
                                                         March 31,    March 31,
                                                           1998        1997
                                                         -------      -------

NET SALES .............................................  $11,439      $10,004
COST OF SALES .........................................    7,680        7,507
                                                         -------      -------
          Gross profit ................................    3,759        2,497
                                                         -------      -------
OPERATING EXPENSES:
     General and administrative .......................      974          857
     Selling ..........................................      896          710
     Research and development .........................    1,408          647
                                                         -------      -------
                                                           3,278        2,214
                                                         -------      -------
          Income from operations ......................      481          283
INTEREST EXPENSE, net .................................      276          279
                                                         -------      -------
          Income before income taxes ..................      205            4
PROVISION FOR INCOME TAXES ............................       22            1
                                                         -------      -------
          Net income ..................................  $   183      $     3
                                                         =======      =======



PER SHARE INFORMATION:
     Net income per common share:
          Basic .......................................  $  0.02      $  0.00
                                                         =======      =======
          Diluted .....................................  $  0.02      $  0.00
                                                         =======      =======
     Common shares used in computing per share amounts:
          Basic .......................................   10,379       10,375
                                                         =======      =======
          Diluted .....................................   10,479       10,382
                                                         =======      =======


The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                For the Three Months Ended
                                                                                --------------------------
                                                                                    March 31,  March 31,
                                                                                      1998       1997
                                                                                     -------    -------
OPERATING ACTIVITIES:
     Net income ..................................................................   $   183    $     3
     Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization ..........................................       331        298
          Deferred income taxes ..................................................         9        (20)
          Loss on sale of property, plant and equipment ..........................        --         --
     Changes in operating assets and liabilities:
          Accounts receivable ....................................................       731        (36)
          Inventories ............................................................    (1,519)      (848)
          Prepaid expenses and other assets ......................................       134       (198)
          Accounts payable and accrued liabilities ...............................       527     (1,993)
          Customer advance payments ..............................................      (421)        --
                                                                                     -------    -------
               Net cash used in operating activities .............................       (25)    (2,794)
                                                                                     -------    -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment .............................      (111)       (58)
          Proceeds from sale of property, plant and equipment ....................        --         --
          Investment in marketable securities ....................................        (7)        (6)
                                                                                     -------    -------
               Net cash used in investing activities .............................      (118)       (64)
                                                                                     -------    -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt ...........................................       939      2,700
          Principal payments of long-term debt ...................................      (150)        --
          Net repayments on revolving credit loans ...............................      (704)      (341)
          Deferred financing costs ...............................................       (22)       (88)
          Net proceeds from issuance of common stock .............................        --         --
                                                                                     -------    -------
               Net cash provided by financing activities .........................        63      2,271
                                                                                     -------    -------
DECREASE IN CASH AND CASH EQUIVALENTS ............................................       (80)      (587)
CASH AND CASH EQUIVALENTS, beginning of year .....................................       687      1,149
                                                                                     -------    -------
CASH AND CASH EQUIVALENTS, end of period .........................................   $   607    $   562
                                                                                     =======    =======



SUPPLEMENTAL DATA:
     Cash paid for interest ......................................................   $   290    $   301
                                                                                     =======    =======
     Cash paid for income taxes ..................................................   $    52    $    21
                                                                                     =======    =======


The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                 (in thousands, except share and per share data)
                                   (unaudited)



     1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1997 audited consolidated financial statements included in the Company's 1997 Annual Report and the Company's 1997 Annual Report on Form 10-K filed with the SEC on March 20, 1998. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

     2. Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                            Net
                                                                           Income
                                                                            Per
                                                        Net      Common    Common
                                                      Income     Shares    Share
                                                      ------     ------    -----
                                                  For the quarter ended March 31, 1998
Basic EPS
Net income attributable to common stock                $  183    10,379    $0.02
Effect of dilutive securities: stock options               --       100       --
                                                       ------    ------    -----
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                          $  183    10,479    $0.02
                                                       ======    ======    =====

                                                 For the quarter ended March 31, 1997
Basic EPS
Net income attributable to common stock                $    3    10,375    $0.00
Effect of dilutive securities: stock options               --         7       --
                                                       ------    ------    -----
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                          $    3    10,382    $0.00
                                                       ======    ======    =====

     Diluted EPS, for the three months ended March 31, 1998 and March 31, 1997, does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive.

     3. The following stock options were granted, cancelled or exercised during the first quarter of 1998 under either the 1995 or 1996 Stock Option Plans:

 Granted                      Cancelled                          Exercised
 -------                      ---------                          ---------
 202,680  @  $6.375           2,750  @  $2.875 - $6.375          140  @  $2.875

     4. Recently Issued Accounting Standards

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 1997 and 1996, and for the quarters ended March 31, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Microwave Power Devices, Inc. ("Microwave Power Devices" or the "Company") commenced operations in 1967. During the past 31 years, the Company has designed, manufactured and marketed high power, solid-state, radio frequency ("RF") and microwave power amplifiers and related subsystems for military, medical, satellite and wireless telecommunications applications.

     The Company historically has been dependent upon the military market as its principal source of revenue. In 1992, as the military market was declining, the Company increased the scope of its business and entered commercial markets, thereby broadening its product offerings. The Company now develops precision high-power amplifiers for a variety of commercial uses.

Forward-Looking Statements

     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's 1997 Annual Report on Form 10-K, filed March 20, 1998, under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form S-1 dated September 29, 1995, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

Results of Operations --
First Quarters Ended March 31, 1998 and March 31, 1997

     Net Sales. Net sales increased by 14% to $11.4 million in the first quarter of 1998 from $10.0 million in the first quarter of 1997. This sales increase was primarily due to higher shipments of the Company's commercial and military products. Sales of commercial products increased by 8% to $6.8 million in the first quarter of 1998 from $6.3 million in the first quarter of 1997, representing 59% and 63%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher net shipments to wireless telecommunications original equipment manufacturers ("OEMs") and higher shipments to one satellite communications OEM. Sales of military products increased by 25% to $4.6 million in the first quarter of 1998 from $3.7 million in the first quarter of 1997, representing 41% and 37%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on a U. S. Government military program, partially offset by lower market demand for various MPD and Republic military products.

     International sales decreased by 36% to $1.7 million in the first quarter of 1998 from $2.7 million in the first quarter of 1997, totaling 15% of net sales in the first quarter of 1998 compared to 27% in the first quarter of 1997. The decrease in international sales was predominantly due to lower market demand for Republic foreign military business and, to a lesser extent, lower market demand for foreign wireless telecommunications business. In the first quarter of 1998, sales to two domestic commercial OEMs (Customer B and Customer D) and one domestic military OEM (Customer G) accounted for 22%, 18% and 18%, respectively, of the Company's net sales. In the first quarter of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) accounted for 28% and 19%, respectively, of the Company's net sales.

     Gross Profit. Gross profit increased by 51% to $3.8 million in the first quarter of 1998 from $2.5 million in the first quarter of 1997. The Company's gross profit margin (gross profit as a percentage of net sales) also increased to 32.9% in the first quarter of 1998 from 25.0% in the first quarter of 1997. These increases were primarily due to lower commercial warranty expense (specifically for the Company's multi-channel, cellular-CDMA product) and a more favorable revenue mix of higher net gross profit margin business in both the wireless and military product lines. Despite the above, the following factors adversely affected the Company's gross profit margin for the first quarter of 1998: (i) low gross profits the Company is experiencing on two foreign military OEM contracts (the result of competitive pricing pressures and technical problems) and (ii) a lower than anticipated absorption of overhead expenses.

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

     Certain of the purchase orders or contracts comprising backlog at March 31, 1998 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

     There can be no assurances that gross profit will improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with greater margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; technical, production, reliability or quality problems; and price competition.

     General and Administrative Expenses. General and administrative expenses increased slightly to $1.0 million in the first quarter of 1998 from $0.9 million in the first quarter 1997, representing 8.5% and 8.6%, respectively, of net sales.

     Selling Expenses. Selling expenses increased by 26% to $0.9 million in the first quarter of 1998 from $0.7 million in the first quarter of 1997, representing 7.9% and 7.1%, respectively, of net sales. The increase in selling expenses resulted primarily from higher advertising and trade show expenses, and higher sales representative commissions, the result of product sales mix variations and higher overall sales volume.

     Research and Development Expenses. Research and development expenses increased by 118% to $1.4 million in the first quarter of 1998 from $0.6 million in the first quarter of 1997, representing 12.3% and 6.5%, respectively, of net sales. This increase resulted primarily from increased wireless telecommunications product development and, to a much lesser extent, increased military research and development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development. The Company viewed the low level of wireless telecommunications product development in the first quarter of 1997 as a short term solution to assist in reducing costs to match reduced wireless revenue. Fundamental to this effort was a planned temporary reallocation, in the first quarter of 1997, of some of the Company's engineering and technology resources to either revenue producing or customer-funded product development. This action enabled the Company to leverage its other commercial and military product lines while insuring a continued and focused emphasis on critical wireless telecommunications development projects. The Company views the level of research and development expenses incurred in the first quarter of 1998 to be more indicative of a typical quarterly research and development expense for the Company. As such, the Company anticipates experiencing this more typical quarterly level throughout the balance of 1998.

     Interest Expense. Interest expense remained relatively stable at $0.28 million in both the first quarters of 1998 and 1997.

     Provision for Income Taxes. The Company's effective tax rate decreased to 10.7% in the first quarter of 1998 from 40.0% in the first quarter of 1997. The effective tax rate for the first quarter of 1998 was favorably impacted by the partial recovery of a previously reserved deferred tax asset as a result of the Company's improved profitability position as compared to 1997. Without the benefit of this change in the reserve, the effective tax rate for the first quarter of 1998 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter.

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

     In February 1998, the Company entered into a loan agreement with IBJ Schroder Business Credit Corporation ("IBJ") which provides for a $15.45 million credit facility consisting of a revolving line of credit in the amount of $10.3 million, a term loan in the amount of $2.15 million and a $3.0 million capital equipment ("Capex") loan facility. The revolving line of credit and both the term loan and Capex loan bear interest at annual rates equal to the prime rate plus 0.5% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2001 and automatically renews itself for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The term loan requires a monthly principal payment of $0.05 million. The revolver increases each month commensurate with term loan repayments until a maximum revolving line of credit of $12.0 million is reached. The Capex loan requires monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex loans borrowings must occur prior to February 27, 1999. At March 31, 1998, the term loan balance was $2.1 million, borrowings under the $3.0 million Capex facility were $0.9 million and borrowings under the $10.35 million revolving line of credit were $5.7 million. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

     Operating activities used net cash of $0.03 million and $2.8 million in the first three months of 1998 and 1997, respectively. From December 31, 1997 to March 31, 1998, inventory increased by $1.5 million, accounts payable, accrued liabilities and customer advance payments increased by $0.1 million and accounts receivable decreased by $0.7 million. The increase in inventory was primarily due to an increase in work-in-process inventory for wireless telecommunications products and an increase in net inventory on a U.S. government military program. The increase in accounts payable, accrued liabilities and customer advance payments was primarily the result of the Company's cash management system which created a more favorable float situation at March 31, 1998 (i.e.: checks in vendors hands but not yet cleared) as compared to year end 1997, almost entirely offset by first quarter 1998 continuing use of an advance payment received in the fourth quarter of 1997 from a foreign military OEM and a smaller first quarter 1998 payroll and related benefits accrual as compared to year end 1997. The decrease in accounts receivable was primarily due to the lower sales for the first quarter of 1998 as compared to the fourth quarter of 1997. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $0.1 million and $0.06 million in the first three months of 1998 and 1997, respectively. Financing activities, which consisted primarily of proceeds from long-term debt, principal payments of long-term debt and net repayments made on the revolving line of credit, provided net cash of $ 0.06 million and $2.3 million in the first three months of 1998 and 1997, respectively.

     Capital expenditures were $0.1 million and $0.06 million in the first three months of 1998 and 1997, respectively. These expenditures were funded primarily through cash provided by beginning of year cash balances and the Company's credit facility. Principal expenditures for the first three months of 1998 included engineering and manufacturing test equipment and enhancements to the Company's CAE/CAD systems. The Company anticipates making additional capital expenditures of approximately $1.9 million during the remainder of 1998, including the purchase of additional engineering and manufacturing test equipment, computer equipment upgrades, continued enhancements to its CAE/CAD systems and the purchase of a second automated surface-mount pick-n-place machine. It is anticipated that capital expenditures for 1998 will be financed by the Company's credit facility, cash provided by operating activities and/or third party financing sources.

     As of March 31, 1998, the Company had working capital of approximately $18.7 million, compared to approximately $18.2 million as of December 31, 1997. Working capital as of March 31, 1998 included approximately $7.6 million and $18.5 million in accounts receivable and inventory, respectively compared to December 31, 1997 working capital which included approximately $8.3 million and $16.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of both March 31, 1998 and December 31, 1997 was 2.8:1. As of both March 31, 1998 and December 31, 1997, the Company's debt to equity ratio was 0.7:1.

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

     The majority of any Year 2000 issues have already been addressed by the Company. In 1997, the Company's business and computing system was upgraded and is now Year 2000 "friendly" (according to the Company's software providers). The remaining efforts for the Company, all of which are scheduled for 1998, include certain personal computer applications and Windows 95 upgrades. These efforts are not expected to require a significant financial expense for the Company.



PART II -- OTHER INFORMATION

ITEM 1.    Legal Proceedings

     The Chapter 7 bankruptcy trustee (the "Trustee") for Pinpoint Communications, Inc. ("Pinpoint"), a former customer of the Company, has filed an amended complaint in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, dated April 16, 1998, objecting to the Company's claim for $0.6 million in unpaid contract obligations and asserting a counterclaim for the return of $0.5 million that Pinpoint paid to the Company under the terms of the purchase agreement between the parties. The Company has answered the Trustee's amended complaint and is defending against the Trustee's claims and counterclaim.


ITEM 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibit 27.1      Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ending March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                MICROWAVE POWER DEVICES, INC.
                                                      (Registrant)


Dated:       May 8, 1998                        /s/ Edward J. Shubel
       -----------------------------            --------------------
                                                By: Edward J. Shubel
                                                      President and CEO


Dated:       May 12, 1998                       /s/ Paul E. Donofrio
       -----------------------------            --------------------
                                                By: Paul E. Donofrio
                                                      Vice President Finance/CFO
                                                      (Principal Financial and
                                                       Accounting Officer)