Form 10-Q
period 1998-06-30
MICROWAVE POWER DEVICES INC
filed 1998-08-13
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

                                       OR

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________.

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

                                Yes |X|. No |_|.

As of August 1, 1998, there were 10,379,200 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                         Page No.
                                                                        --------
ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets --
          June 30, 1998 and December 31, 1997 .........................    3

          Consolidated Statements of Operations --
          Three and six months ended June 30, 1998 and 1997 ...........    4

          Consolidated Statements of Cash Flows --
          Six months ended June 30, 1998 and 1997 .....................    5

          Notes to Consolidated Financial Statements ..................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................    8

PART II -- OTHER INFORMATION

ITEM 1.   Legal Proceedings ...........................................    13

ITEM 4.   Submission of Matters to a Vote of Security Holders .........    13

ITEM 6.   Exhibits and Reports on Form 8-K ............................    13

SIGNATURES ............................................................    14

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                  June 30,   December 31,
                                                                    1998        1997
                                                                 ----------- ------------
                                                                 (unaudited)   (audited)
                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.................................... $    558    $    687
    Accounts receivable, net of allowance for
      doubtful accounts of $75 ..................................    7,290       8,329
    Inventories, net.............................................   19,678      16,931
    Prepaid expenses and other current assets....................      826         706
    Deferred income taxes........................................    2,452       1,777
                                                                  --------    --------
        Total current assets.....................................   30,804      28,430
PROPERTY, PLANT AND EQUIPMENT, net...............................    9,128       8,273
INTANGIBLE ASSETS, net...........................................      359         389
OTHER LONG-TERM ASSETS...........................................      774         903
DEFERRED INCOME TAXES............................................    3,030       3,827
                                                                  --------    --------
                                                                  $ 44,095    $ 41,822
                                                                  ========    ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt............................ $    989    $    650
    Accounts payable.............................................    5,888       4,848
    Accrued liabilities..........................................    3,048       3,186
    Customer advance payments....................................    2,435       1,563
                                                                  --------    --------
        Total current liabilities................................   12,360      10,247
                                                                  --------    --------
LONG-TERM DEBT...................................................   12,265      12,626
                                                                  --------    --------
SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      no shares issued or outstanding............................      --          --
    Common stock, $.01 par value; 25,000,000 shares authorized;
      10,379,200 and 10,378,750 shares issued and
      outstanding, respectively..................................      104         104
    Additional paid-in capital...................................   23,308      23,306
    Notes receivable from shareholders...........................     (188)       (188)
    Retained earnings (accumulated deficit)......................   (3,754)     (4,273)
                                                                  --------    --------
        Total shareholders' equity...............................   19,470      18,949
                                                                  --------    --------
                                                                  $ 44,095    $ 41,822
                                                                  ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                        For the Three Months Ended    For the Six Months Ended
                                        --------------------------    ------------------------
                                         June 30,      June 30,       June 30,      June 30,
                                           1998          1997           1998          1997
                                         --------      --------       --------      --------
NET SALES .........................      $ 13,512      $ 12,230       $ 24,951      $ 22,234
COST OF SALES .....................         9,299         8,913         16,979        16,420
                                         --------      --------       --------      --------
       Gross profit ...............         4,213         3,317          7,972         5,814
                                         --------      --------       --------      --------
OPERATING EXPENSES:
    General and administrative ....         1,104           905          2,078         1,762
    Selling .......................           934           863          1,830         1,573
    Research and development ......         1,426         1,030          2,834         1,677
                                         --------      --------       --------      --------
                                            3,464         2,798          6,742         5,012
                                         --------      --------       --------      --------
       Income from operations .....           749           519          1,230           802
INTEREST EXPENSE, net .............           288           335            564           614
OTHER INCOME, net .................            --            (3)            --            (3)
                                         --------      --------       --------      --------
       Income before income taxes .           461           187            666           191
PROVISION FOR INCOME TAXES ........           125            75            147            76
                                         --------      --------       --------      --------
       Net income .................      $    336      $    112       $    519      $    115
                                         ========      ========       ========      ========

PER SHARE INFORMATION:
    Net income per common share:
       Basic ......................      $   0.03      $   0.01       $   0.05      $   0.01
                                         ========      ========       ========      ========
       Diluted ....................      $   0.03      $   0.01       $   0.05      $   0.01
                                         ========      ========       ========      ========
    Common shares used in computing
    per share amounts:
       Basic ......................        10,379        10,375         10,379        10,375
                                         ========      ========       ========      ========
       Diluted ....................        10,516        10,423         10,491        10,400
                                         ========      ========       ========      ========

The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For the Six Months Ended
                                                        ------------------------
                                                             June 30,   June 30,
                                                               1998        1997
                                                             --------   --------
OPERATING ACTIVITIES:
    Net income ...........................................   $   519    $   115
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization .....................       690        584
       Deferred income taxes .............................       122         42
       Gain on sale of property, plant and equipment .....        --         (3)
    Changes in operating assets and liabilities:
       Accounts receivable ...............................     1,039       (386)
       Inventories .......................................    (2,747)    (2,443)
       Prepaid expenses and other assets .................        (4)      (200)
       Accounts payable and accrued liabilities ..........       902        855
       Customer advance payments .........................       872         --
                                                             -------    -------
          Net cash provided by (used in) operating
            activities ...................................     1,393     (1,436)
                                                             -------    -------
INVESTING ACTIVITIES:
       Purchases of property, plant and equipment ........    (1,503)      (325)
       Proceeds from sale of property, plant and
         equipment .......................................        10          3
       Investment in marketable securities ...............        13         10
                                                             -------    -------
          Net cash used in investing activities ..........    (1,480)      (312)
                                                             -------    -------
FINANCING ACTIVITIES:
       Proceeds from long-term debt ......................     1,719      2,700
       Principal payments of long-term debt ..............      (397)      (195)
       Net repayments on revolving credit loans ..........    (1,344)    (1,249)
       Deferred financing costs ..........................       (22)      (114)
       Net proceeds from issuance of common stock ........         2         --
                                                             -------    -------
            Net cash provided by (used in) financing
              activities .................................       (42)     1,142
                                                             -------    -------
DECREASE IN CASH AND CASH EQUIVALENTS ....................      (129)      (606)
CASH AND CASH EQUIVALENTS, beginning of year .............       687      1,149
                                                             -------    -------
CASH AND CASH EQUIVALENTS, end of period..................   $   558    $   543
                                                             =======    =======

SUPPLEMENTAL DATA:
    Cash paid for interest................................   $   591    $   652
                                                             =======    =======
    Cash paid for income taxes............................   $   131    $    34
                                                             =======    =======

The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                 (in thousands, except share and per share data)
                                   (unaudited)

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

      2. Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                    Net Income
                                                                    Per Common
                                           Net Income Common Shares   Share
                                           ---------- ------------- ----------
                                           For the quarter ended June 30, 1998
                                           -----------------------------------
Basic EPS
Net income attributable to
   common stock                                $  336     10,379     $   0.03
Effect of dilutive securities:
   stock options                                   --        137           --
                                               ------     ------     --------
Diluted EPS
Net income attributable to
   common stock and assumed
   option exercises                            $  336     10,516     $   0.03
                                               ======     ======     ========

                                           For the quarter ended June 30, 1997
                                           -----------------------------------
Basic EPS
Net income attributable to
   common stock                                $  112     10,375     $   0.01
Effect of dilutive securities:
   stock options                                   --         48           --
                                               ------     ------     --------
Diluted EPS
Net income attributable to
   common stock and assumed
   option exercises                            $  112     10,423     $   0.01
                                               ======     ======     ========

                                        For the six months ended June 30, 1998
                                        --------------------------------------
Basic EPS
Net income attributable to
   common stock                                $  519     10,379     $   0.05
Effect of dilutive securities:
   stock options                                   --        112           --
                                               ------     ------     --------
Diluted EPS
Net income attributable to
   common stock and assumed
   option exercises .......................... $  519     10,491     $   0.05
                                               ======     ======     ========

                                        For the six months ended June 30, 1997
                                        --------------------------------------
Basic EPS
Net income attributable to
   common stock                                $  115     10,375     $   0.01
Effect of dilutive securities:
   stock options                                   --         25           --
                                               ------     ------     --------
Diluted EPS
Net income attributable to
   common stock and assumed
   option exercises                            $  115     10,400     $   0.01
                                               ======     ======     ========

      Diluted EPS, for the three months and six months ended June 30, 1998 and June 30, 1997, does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive.


      3. The following stock options were granted, cancelled or exercised during the second quarter of 1998 under either the 1995 or 1996 Stock Option Plans:

         Granted                 Cancelled                    Exercised
         -------                 ---------                    ---------
         5,340  @  $7.0625       5,860  @  $2.875 - $9.50     310 @  $2.875

      4. Recently Issued Accounting Standards

      (a) In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 1997 and 1996, and for the quarters ended June 30, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      (b) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

      While the Company operated in international markets, it does so presently without the use of derivatives and therefore this new pronouncement is not applicable.

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

Results of Operations --
Second Quarters Ended June 30, 1998 and June 30, 1997

      Net Sales. Net sales increased by 10% to $13.5 million in the second quarter of 1998 from $12.2 million in the second quarter of 1997. This sales increase was primarily due to higher shipments of the Company's military products, partially offset by lower shipments of the Company's commercial products. Sales of military products increased by 171% to $7.1 million in the second quarter of 1998 from $2.6 million in the second quarter of 1997, representing 53% and 21%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on a U. S. Government military program. Sales of commercial products decreased by 33% to $6.4 million in the second quarter of 1998 from $9.6 million in the second quarter of 1997, representing 47% and 79%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one foreign and one domestic wireless telecommunications original equipment manufacturer ("OEM"), and lower shipments to one satellite communications OEM, partially offset by higher shipments to another domestic wireless telecommunications OEM.

      International sales decreased by 29% to $1.8 million in the second quarter of 1998 from $2.6 million in the second quarter of 1997, totaling 14% of net sales in the second quarter of 1998 compared to 21% in the second quarter of 1997. The decrease in international sales was predominantly due to lower market demand for foreign wireless telecommunications OEM business, partially offset by increased Republic foreign military business. In the second quarter of 1998, sales to a domestic commercial OEM (Customer B) and a domestic military OEM (Customer G) accounted for 22% and 30%, respectively, of the Company's net sales. In the second quarter of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 34%, 16% and 17%, respectively, of the Company's net sales.

      Gross Profit. Gross profit increased by 27% to $4.2 million in the second quarter of 1998 from $3.3 million in the second quarter of 1997. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 31.2% in the second quarter of 1998 from 27.1% in the second quarter of 1997. This gross profit margin increase was primarily due to a more favorable revenue mix of higher net gross profit margin business in the MPD military product line, a more favorable fixed overhead absorption in the second quarter of 1998 versus the second quarter of 1997 and a lower commercial warranty expense (specifically for the Company's multi-channel, cellular-CDMA product). Despite the above, the following factors adversely affected the gross profit margin for the second quarter of 1998: (i) low gross profit margins the Company is experiencing on two foreign military OEM contracts (the result of technical problems and competitive pricing pressures), (ii) the overall low gross profit margin the Company is experiencing during the early production phases of its single channel, cellular product line and (iii) the overall low gross profit margin obtainable on the Company's wireless multi-channel product line (the result of competitive pricing pressures).

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

      Certain of the purchase orders or contracts comprising backlog at June 30, 1998 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

      There can be no assurances that gross profit will continue to improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with greater gross profit margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

      General and Administrative Expenses. General and administrative expenses increased by 22% to $1.1 million in the second quarter of 1998 from $0.9 million in the second quarter of 1997, representing 8.2% and 7.4%, respectively, of net sales. The increase in general and administrative expenses resulted primarily from the costs associated with the settlement of an employee related lawsuit.

      Selling Expenses. Selling expenses increased by 8% to $0.9 million in the second quarter of 1998 from $0.9 million in the second quarter of 1997, representing 6.9% and 7.1%, respectively, of net sales. The increase in selling expenses resulted primarily from higher travel expenses for the Company's sales and marketing personnel.

      Research and Development Expenses. Research and development expenses increased by 38% to $1.4 million in the second quarter of 1998 from $1.0 million in the second quarter of 1997, representing 10.6% and 8.4%, respectively, of net sales. This increase resulted primarily from increased wireless telecommunications product development and, to a lesser extent, increased military research and development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense decreased by 14% to $0.3 million in the second quarter of 1998 from $0.3 million in the second quarter of 1997, primarily reflecting decreased average net borrowings under the Company's credit facility.

      Provision for Income Taxes. The Company's effective tax rate decreased to 27.0% in the second quarter of 1998 from 40.0% in the second quarter of 1997. The effective tax rate for the second quarter of 1998 was favorably impacted by the partial recovery of a previously reserved deferred tax asset as a result of the Company's improved profitability position as compared to 1997. Without the benefit of this change in the reserve, the effective tax rate for the second quarter of 1998 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter.

Six Months Ended June 30, 1998 and June 30, 1997

      Net Sales. Net sales increased by 12% to $25.0 million in the first six months of 1998 from $22.2 million in the first six months of 1997. This sales increase was primarily due to higher shipments of the Company's military products, partially offset by lower shipments of the Company's commercial products. Sales of military products increased by 86% to $11.8 million in the first six months of 1998 from $6.3 million in the first six months of 1997, representing 47% and 28%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on a U. S. Government military program. Sales of commercial products decreased by 17% to $13.2 million in the first six months of 1998 from $15.9 million in the first six months of 1997, representing 53% and 72%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one foreign and one domestic wireless telecommunications OEM, and lower shipments to one satellite communications OEM, partially offset by higher shipments to another domestic wireless telecommunications OEM.

      International sales decreased by 33% to $3.6 million in the first six months of 1998 from $5.3 million in the first six months of 1997, totaling 14% of net sales in the first six months of 1998 compared to 24% in the first six months of 1997. The decrease in international sales was predominantly due to lower market demand for foreign wireless telecommunications OEM business, partially offset by higher Republic foreign military business. In the first six months of 1998, sales to one domestic military OEM and two domestic commercial OEMs (Customer G, Customer B and Customer D) accounted for 24%, 22% and 11%, respectively, of the Company's net sales. In the first six months of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 31%, 17% and 13%, respectively, of the Company's net sales.

      Gross Profit. Gross profit increased by 37% to $8.0 million in the first six months of 1998 from $5.8 million in the first six months of 1997. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 31.9% in the first six months of 1998 from 26.1% in the first six months of 1997. This gross profit margin increase was primarily due to a more favorable revenue mix of higher net gross profit margin business in the MPD military product line, a lower commercial warranty expense (specifically for the Company's multi-channel, cellular-CDMA product) and a more favorable fixed overhead absorption in the first six months of 1998 versus the first six months of 1997. Despite the above, the following factors adversely affected the gross profit margin for the first six months of 1998: (i) low gross profit margins the Company is experiencing on three foreign military OEM contracts (the result of technical problems and competitive pricing pressures), (ii) the overall low gross profit margin the Company is experiencing during the early production phases of its single channel, cellular product line and (iii) the overall low gross profit margin obtainable on the Company's wireless multi-channel product line (the result of competitive pricing pressures).

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

      Certain of the purchase orders or contracts comprising backlog at June 30, 1998 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

      There can be no assurances that gross profit will continue to improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with greater gross profit margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

      General and Administrative Expenses. General and administrative expenses increased by 18% to $2.1 million in the first six months of 1998 from $1.8 million in the first six months of 1997, representing 8.3% and 7.9%, respectively, of net sales. The increase in general and administrative expenses resulted primarily from the costs associated with the settlement of an employee related lawsuit, increased personal computer and data processing supplies and higher professional fees.

      Selling Expenses. Selling expenses increased by 16% to $1.8 million in the first six months of 1998 from $1.6 million in the first six months of 1997, representing 7.3% and 7.1%, respectively, of net sales. The increase in selling expenses resulted primarily from higher advertising and trade show expenses, higher travel expenses for the Company's sales and marketing personnel and higher sales representative commissions (the result of product sales mix variations and the higher overall sales volume).

      Research and Development Expenses. Research and development expenses increased by 69% to $2.8 million in the first six months of 1998 from $1.7 million in the first six months of 1997, representing 11.4% and 7.5%, respectively, of net sales. This increase resulted primarily from increased wireless telecommunications product development and, to a lesser extent, increased military research and development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development. The Company viewed the low level of wireless telecommunications product development in the first six months of 1997 as a short term solution to assist in reducing costs to match reduced wireless revenue. Fundamental to this effort was a planned temporary reallocation (in the first quarter of 1997) of some of the Company's engineering and technology resources to either revenue producing or customer-funded product development. This action enabled the Company to leverage its other commercial and military product lines while insuring a continued and focused emphasis on critical wireless telecommunications development projects. The Company views the level of research and development expenses incurred in the first and second quarters of 1998 to be more indicative of a typical quarterly research and development expense for the Company. As such, the Company anticipates experiencing this more typical quarterly level throughout the balance of 1998.

      Interest Expense. Interest expense decreased by 8% to $0.6 million in the first six months of 1998 from $0.6 million in the first six months of 1997, primarily reflecting decreased average net borrowings under the Company's credit facility.

      Provision for Income Taxes. The Company's effective tax rate decreased to 22.0% for the first six months of 1998 from 40.0% for the first six months of 1997. The effective tax rate for the first six months of 1998 was favorably impacted by the partial recovery of a previously reserved deferred tax asset as a result of the Company's improved profitability position as compared to 1997. Without the benefit of this change in the reserve, the effective tax rate for the first six months of 1998 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter.

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

      In February 1998, the Company entered into a loan agreement with IBJ Schroder Business Credit Corporation ("IBJ") which provides for a $15.45 million credit facility consisting of a revolving line of credit in the amount of $10.3 million, a term loan in the amount of $2.15 million and a $3.0 million capital equipment ("Capex") loan facility. The revolving line of credit and both the term loan and Capex loan bear interest at annual rates equal to the prime rate plus 0.5% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2001 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The term loan requires a monthly principal payment of $0.05 million. The revolver increases each month commensurate with term loan repayments until a maximum revolving line of credit of $12.0 million is reached. The Capex loan requires monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex loans borrowings must occur prior to February 27, 1999. At June 30, 1998, the term loan balance was $1.95 million, borrowings under the $3.0 million Capex facility were $1.7 million and borrowings under the $10.5 million revolving line of credit were $5.1 million. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

      Operating activities provided net cash of $1.4 million and used net cash of $1.4 million in the first six months of 1998 and 1997, respectively. From December 31, 1997 to June 30, 1998, inventory increased by $2.7 million, accounts payable and accrued liabilities increased by $0.9 million, customer advance payments increased by $0.9 million and accounts receivable decreased by $1.0 million. The increase in inventory was primarily due to an increase in raw materials and work-in-process inventories for wireless telecommunications products. The increase in accounts payable and accrued liabilities was primarily the result of higher accrued accounts payable. The increase in customer advance payments was primarily due to the receipt (in the second quarter of 1998) of another advance payment from a foreign military OEM. The decrease in accounts receivable was primarily due to the lower sales for the second quarter of 1998 as compared to the fourth quarter of 1997. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $1.5 million and $0.3 million in the first six months of 1998 and 1997, respectively. Financing activities which consisted primarily of proceeds from long-term debt, principal payments of long-term debt and net repayments made on the revolving line of credit, used net cash of $0.04 million and provided net cash of $1.1 million in the first six months of 1998 and 1997, respectively.

      Capital expenditures were $1.5 million and $0.3 million in the first six months of 1998 and 1997, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility and beginning of year cash balances. Principal expenditures for the first six months of 1998 included engineering and manufacturing test equipment, the purchase of a second automated surface-mount pick-n-place machine and enhancements to the Company's CAE/CAD systems. The Company anticipates making additional capital expenditures of $0.5 million during the remainder of 1998, including purchases of additional engineering and manufacturing test equipment as well as continued upgrades to its CAE/CAD systems and computer equipment.

      As of June 30, 1998, the Company had working capital of approximately $18.4 million, compared to approximately $18.2 million as of December 31, 1997. Working capital as of June 30, 1998 included approximately $7.3 million and $19.7 million in accounts receivable and inventory, respectively, compared to December 31, 1997 working capital which included approximately $8.3 million and $16.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of June 30, 1998 was 2.5:1, compared with a current ratio of 2.8:1 as of December 31, 1997. As of both June 30, 1998 and December 31, 1997, the Company's debt to equity ratio was 0.7:1.

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

      The majority of any Year 2000 issues have already been addressed by the Company. In 1997, the Company's business and computing system was upgraded and is now Year 2000 compliant (according to the Company's software providers). The remaining efforts for the Company, all of which are scheduled for 1998, include certain personal computer applications and Windows 95 upgrades. These efforts are not expected to require a significant financial expense for the Company.

PART II -- OTHER INFORMATION

ITEM  1. Legal Proceedings

      Reference is made to Part II, Item I of the Company's Form 10-Q for the quarter ended March 31, 1998.

ITEM  4. Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Stockholders held Thursday, May 7, 1998, at 11:00 A.M., local time, at the offices of Proskauer Rose LLP, 1585 Broadway, 26th Floor, New York, New York 10036, the following items were voted upon:

                                         For         Against      Abstain
                                         ---         -------      -------
    1. Election of Directors:
        George J. Sbordone            9,854,715           0         6,700
        Edward J. Shubel              9,854,415           0         7,000
        Merril M. Halpern             9,854,815           0         6,600
        A. Lawrence Fagan             9,854,615           0         6,800
        Alfred Weber                  9,854,915           0         6,500
        David J. Aldrich              9,852,715           0         8,700
        Warren A. Law                 9,852,815           0         8,600
        James Silver                  9,854,915           0         6,500

    2. Approve the amendment
    to the 1996 Stock Option
    Plan                              9,653,952     183,088        24,375

    3. Ratify the
    appointment of
    Arthur Andersen LLP               9,841,365       8,850        11,200

ITEM  6. Exhibits and Reports on Form 8-K.

      (a) Exhibit 27.1 Financial Data Schedule.

      (b) No reports on Form 8-K have been filed during the quarter ending June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MICROWAVE POWER DEVICES, INC.
                                            (Registrant)


Dated: August 12, 1998                    /s/ Edward J. Shubel
     -----------------------              --------------------
                                          By: Edward J. Shubel
                                              President and CEO


Dated: August 12, 1998                    /s/ Paul E. Donofrio
     -----------------------              --------------------
                                          By: Paul E. Donofrio
                                              Vice President Finance/CFO
                                              (Principal Financial and
                                              Accounting Officer)