Form 10-Q
period 1998-09-30
MICROWAVE POWER DEVICES INC
filed 1998-11-12
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ______________ to ______________.

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

                                Yes |X|. No |_|.

As of November 1, 1998, there were 10,380,700 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -  FINANCIAL INFORMATION                                         Page No.

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets --
          September 30, 1998 and December 31, 1997 .....................      3

          Consolidated Statements of Operations -
          Three and nine months ended
          September 30, 1998 and 1997 ..................................      4

          Consolidated Statements of Cash Flows -
          Nine months ended September 30,
          1998 and 1997 ................................................      5

          Notes to Consolidated Financial Statements ...................      6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................      8

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings ............................................     14

ITEM 6.   Exhibits and Reports on Form 8-K .............................     14

SIGNATURES .............................................................     14

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                         September 30,    December 30,
                                                             1998            1997
                                                         ------------     -----------
                                                          (unaudited)      (audited)
                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..........................   $    632        $    687
    Accounts receivable, net of allowance for
      doubtful accounts of $75 .........................      7,265           8,329
    Inventories, net ...................................     20,968          16,931
    Prepaid expenses and other current assets ..........        613             706
    Deferred income taxes ..............................      1,597           1,777
                                                           --------        --------
       Total current assets ............................     31,075          28,430
PROPERTY, PLANT AND EQUIPMENT, net .....................      8,946           8,273
INTANGIBLE ASSETS, net .................................        333             389
OTHER LONG TERM ASSETS .................................        723             903
DEFERRED INCOME TAXES ..................................      3,857           3,827
                                                           --------        --------
                                                           $ 44,934        $ 41,822
                                                           ========        ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt...................   $  1,082        $    650
    Accounts payable ...................................      7,324           4,848
    Accrued liabilities ................................      3,090           3,186
    Customer advance payments ..........................      1,812           1,563
                                                           --------        --------
       Total current liabilities .......................     13,308          10,247
                                                           --------        --------
LONG-TERM DEBT .........................................     11,951          12,626
                                                           --------        --------
SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized;
      no shares issued or outstanding ..................         --              --
    Common stock, $.01 par value; 25,000,000 shares
      authorized;
      10,379,450 and 10,378,750 shares issued and
      outstanding, respectively ........................        104             104
    Additional paid-in capital .........................     23,308          23,306
    Notes receivable from shareholders .................       (188)           (188)
    Retained earnings (accumulated deficit) ............     (3,549)         (4,273)
                                                           --------        --------
       Total shareholders' equity ......................     19,675          18,949
                                                           --------        --------
                                                           $ 44,934        $ 41,822
                                                           ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                  For the Three Months Ended     For the Nine Months Ended
                                  --------------------------     -------------------------
                                  September 30,  September 30,  September 30,  September 30,
                                      1998           1997           1998           1997
                                  ------------   ------------   ------------   ------------
NET SALES .......................   $ 13,098       $ 13,970       $ 38,049       $ 36,204
COST OF SALES ...................      9,164         10,200         26,143         26,620
                                    --------       --------       --------       --------
       Gross profit .............      3,934          3,770         11,906          9,584
                                    --------       --------       --------       --------
OPERATING EXPENSES:
    General and administrative ..        921            902          2,999          2,664
    Selling .....................        926          1,187          2,756          2,760
    Research and development ....      1,531          1,170          4,365          2,847
                                    --------       --------       --------       --------
                                       3,378          3,259         10,120          8,271
                                    --------       --------       --------       --------
       Income from operations ...        556            511          1,786          1,313
INTEREST EXPENSE, net ...........        315            317            879            931
OTHER EXPENSE (INCOME), net .....          0              1              0             (2)
                                    --------       --------       --------       --------
       Income before income taxes        241            193            907            384

PROVISION FOR INCOME TAXES ......         36             25            183            101
                                    --------       --------       --------       --------
       Net income ...............   $    205       $    168       $    724       $    283
                                    ========       ========       ========       ========

PER SHARE INFORMATION:
    Net income per common share:
       Basic.....................   $   0.02           0.02           0.07       $   0.03
                                    ========       ========       ========       ========
       Diluted...................   $   0.02           0.02           0.07       $   0.03
                                    ========       ========       ========       ========
    Common shares used in
      computing per share amounts:
       Basic.....................     10,379         10,377         10,379         10,376
                                    ========       ========       ========       ========
       Diluted...................     10,433         10,496         10,474         10,454
                                    ========       ========       ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                 MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           For the Nine Months Ended
                                                           -------------------------
                                                          September 30,  September 30,
                                                              1998           1997
                                                          ------------   ------------
OPERATING ACTIVITIES:
    Net income ...........................................   $   724        $   283
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization .....................     1,074            893
       Deferred income taxes .............................       150             53
       Gain on sale of property, plant and equipment .....        --             (1)
    Changes in operating assets and liabilities:
       Accounts receivable ...............................     1,064            911
       Inventories .......................................    (4,037)        (3,437)
       Prepaid expenses and other assets .................       267            (61)
       Accounts payable and accrued liabilities ..........     2,380            936
       Customer advance payments .........................       249             --
                                                             -------        -------
          Net cash provided by (used in) operating
            activities ...................................     1,871           (423)
                                                             -------        -------
INVESTING ACTIVITIES:
       Purchases of property, plant and equipment ........    (1,679)          (913)
       Proceeds from sale of property, plant and
         equipment .......................................        10              6
       Investment in marketable securities ...............         6              4
                                                             -------        -------
          Net cash used in investing activities ..........    (1,663)          (903)
                                                             -------        -------
FINANCING ACTIVITIES:
       Proceeds from long-term debt ......................     2,133          2,700
       Principal payments of long-term debt ..............      (640)          (345)
       Net repayments on revolving credit loans ..........    (1,736)        (1,465)
       Deferred financing costs ..........................       (22)          (114)
       Net proceeds from issuance of common stock ........         2             30
                                                             -------        -------
          Net cash provided by (used in) financing
            activities ...................................      (263)           806
                                                             -------        -------
DECREASE IN CASH AND CASH EQUIVALENTS ....................       (55)          (520)
CASH AND CASH EQUIVALENTS, beginning of year .............       687          1,149
                                                             -------        -------
CASH AND CASH EQUIVALENTS, end of period..................   $   632        $   629
                                                             =======        =======

SUPPLEMENTAL DATA:
    Cash paid for interest................................   $   921        $   982
                                                             =======        =======
    Cash paid for income taxes............................   $   136        $    96
                                                             =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                 (in thousands, except share and per share data)
                                   (unaudited)

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


                                                                  Net Income Per
                                     Net Income    Common Shares   Common Share
                                     ----------    -------------   ------------
                                      For the quarter ended September 30, 1998
                                      ----------------------------------------
Basic EPS
Net income attributable to
   common stock                         $ 205          10,379         $ 0.02
Effect of dilutive securities:
   stock options                           --              54             --
                                        -----          ------         ------
Diluted EPS
Net income attributable to
   common stock and assumed
   option exercises                     $ 205          10,433         $ 0.02
                                        =====          ======         ======

                                      For the quarter ended September 30, 1997
                                      ----------------------------------------
Basic EPS
Net income attributable to
   common stock                         $ 168          10,377         $ 0.02
Effect of dilutive securities:
   stock options                           --             119             --
                                        -----          ------         ------
Diluted EPS
Net income attributable to
   common stock and assumed
   option exercises                     $ 168          10,496         $ 0.02
                                        =====          ======         ======

                                    For the nine months ended September 30, 1998
                                    --------------------------------------------
Basic EPS
Net income attributable to
   common stock                         $ 724          10,379         $ 0.07
Effect of dilutive securities:
   stock options                           --              95             --
                                        -----          ------         ------
Diluted EPS
Net income attributable to
   common stock and assumed
   option exercises                     $ 724          10,474         $ 0.07
                                        =====          ======         ======

                                    For the nine months ended September 30, 1997
                                    --------------------------------------------
Basic EPS
Net income attributable to
   common stock                         $ 283          10,376         $ 0.03
Effect of dilutive securities:
   stock options                           --              78             --
                                        -----          ------         ------
Diluted EPS
Net income attributable to
   common stock and assumed
   option exercises                     $ 283          10,454         $ 0.03
                                        =====          ======         ======

      Diluted EPS, for the three months and nine months ended September 30, 1998 and September 30, 1997, does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive.

      3. The following stock options were granted, cancelled or exercised during the third quarter of 1998 under either the 1995 or 1996 Stock Option Plans:

    Granted             Cancelled                    Exercised
    -------             ---------                    ---------
     none                15,810 @ $2.875 - $9.50        250 @ $2.875

      4. Recently Issued Accounting Standards

      (a) In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 1997 and 1996, and for the quarters ended September 30, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      (b) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

      While the Company operates in international markets, it does so presently without the use of derivatives and therefore this new pronouncement is not applicable.

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

Results of Operations --
Third Quarters Ended September 30, 1998 and September 30, 1997

      Net Sales. Net sales decreased by 6% to $13.1 million in the third quarter of 1998 from $14.0 million in the third quarter of 1997. This sales decrease was primarily due to lower shipments of the Company's commercial products, partially offset by higher shipments of the Company's military products. Sales of commercial products decreased by 54% to $5.2 million in the third quarter of 1998 from $11.3 million in the third quarter of 1997, representing 40% and 81%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one foreign and one domestic wireless telecommunications original equipment manufacturer ("OEM") and lower shipments to one satellite communications OEM, partially offset by higher shipments to other commercial customers. Sales of military products increased by 198% to $7.9 million in the third quarter of 1998 from $2.7 million in the third quarter of 1997, representing 60% and 19%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on a U.S. Government military program and higher shipments to a domestic military OEM.

      International sales decreased by 76% to $1.2 million in the third quarter of 1998 from $4.8 million in the third quarter of 1997, totaling 9% of net sales in the third quarter of 1998 compared to 34% in the third quarter of 1997. The decrease in international sales was predominantly due to lower market demand for foreign wireless telecommunications OEM business. In the third quarter of 1998, sales to two domestic military OEMs (Customer G and Customer H) and one domestic commercial OEM (Customer B) accounted for 29%, 18% and 11%, respectively, of the Company's net sales. In the third quarter of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 32%, 15% and 26%, respectively, of the Company's net sales.

      Gross Profit. Gross profit improved by 4% to $3.9 million in the third quarter of 1998 from $3.8 million in the third quarter of 1997. The Company's gross profit margin (gross profit as a percentage of net sales) also improved to 30.0% in the third quarter of 1998 from 27.0% in the third quarter of 1997. The increase in gross profit margin was primarily due to a more favorable revenue mix of higher net gross profit margin business in the MPD military versus commercial product lines. Despite the above, the following factors adversely affected the gross profit margin for the third quarter of 1998: (i) low gross profit margins the Company is experiencing on three foreign military OEM contracts (the result of technical problems and competitive pricing pressures) and (ii) the overall low gross profit margin obtainable on the Company's wireless multi-channel product line (the result of competitive pricing pressures).

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

      Certain of the purchase orders or contracts comprising backlog at September 30, 1998 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses remained relatively stable at $0.9 million in both the third quarters of 1998 and 1997, representing 7.0% and 6.4%, respectively, of net sales.

      Selling Expenses. Selling expenses decreased by 22% to $0.9 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997, representing 7.1% and 8.5%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower accrued warranty costs (as wireless warranty requirements appear to be decreasing from the higher levels experienced in early 1997), lower sales representative commissions (as a result of foreign versus domestic sales mix variations and the overall lower sales volume) and lower bid and proposal activity (predominantly on military programs).

      Research and Development Expenses. Research and development expenses increased by 31% to $1.5 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997, representing 11.7% and 8.4%, respectively, of net sales. The increase in research and development expenses resulted primarily from increased military and wireless telecommunications product development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense remained relatively stable at $0.3 million in both the third quarters of 1998 and 1997.

      Provision for Income Taxes. The Company's effective tax rate increased to 14.9% in the third quarter of 1998 from 13.0% in the third quarter of 1997. Both the 1998 and 1997 rates were favorably impacted by the partial recovery of a previously reserved deferred tax asset as a result of the Company's improved profitability position compared to 1997. Without the benefit of this change in the reserve, the effective tax rate for both the third quarter of 1998 and 1997 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter. There can be no assurances, however, that the Company will continue to experience taxable income in the future.

Nine Months Ended September 30, 1998 and September 30, 1997

      Net Sales. Net sales increased by 5% to $38.0 million in the first nine months of 1998 from $36.2 million in the first nine months of 1997. This sales increase was primarily due to higher shipments of the Company's military products, partially offset by lower shipments of the Company's commercial products. Sales of military products increased by 119% to $19.6 million in the first nine months of 1998 from $9.0 million in the first nine months of 1997, representing 52% and 25%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on a U.S. Government military program, higher shipments to a domestic military OEM and higher shipments to a foreign military OEM, partially offset by lower shipments to other military customers. Sales of commercial products decreased by 32% to $18.4 million in the first nine months of 1998 from $27.2 million in the first nine months of 1997, representing 48% and 75%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one foreign and one domestic wireless telecommunications OEM and lower shipments to one satellite communications OEM, partially offset by higher shipments to another domestic wireless telecommunications OEM and higher shipments to other commercial customers.

      International sales decreased by 53% to $4.7 million in the first nine months of 1998 from $10.1 million in the first nine months of 1997, totaling 12% of net sales in the first nine months of 1998 compared to 28% in the first nine months of 1997. The decrease in international sales was predominantly due to lower market demand for foreign wireless telecommunications OEM business. In the first nine months of 1998, sales to one domestic military OEM (Customer G) and one domestic commercial OEM (Customer B) accounted for 26% and 18%, respectively, of the Company's net sales. In the first nine months of 1997, sales to two domestic commercial OEMs (Customer B and Customer D) and a foreign commercial OEM (Customer A) accounted for 31%, 16% and 18%, respectively, of the Company's net sales.

      Gross Profit. Gross profit increased by 24% to $11.9 million in the first nine months of 1998 from $9.6 million in the first nine months of 1997. The Company's gross profit margin (gross profit as a percentage of net sales) also increased to 31.3% in the first nine months of 1998 from 26.5% in the first nine months of 1997. The increase in gross profit margin was primarily due to a more favorable revenue mix of higher net gross profit margin business in the Company's single channel versus multi-channel wireless product line, a more favorable revenue mix of higher net gross profit margin business in the MPD military versus commercial product lines, a lower commercial warranty expense (specifically for the Company's multi-channel, cellular-CDMA wireless product) and a more favorable fixed overhead absorption in the first nine months of 1998 versus the first nine months of 1997. Despite the above, the following factors adversely affected the gross profit margin for the first nine months of 1998:
(i) low gross profit margins the Company is experiencing on three foreign military OEM contracts (the result of technical problems and competitive pricing pressures), (ii) the overall low gross profit margin the Company is experiencing during the early production phases of its single channel, cellular-CDMA wireless product line and (iii) the overall low gross profit margin obtainable on the Company's wireless multi-channel product line (the result of competitive pricing pressures).

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

      Certain of the purchase orders or contracts comprising backlog at September 30, 1998 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses increased by 13% to $3.0 million in the first nine months of 1998 from $2.7 million in the first nine months of 1997, representing 7.9% and 7.4%, respectively, of net sales. The increase in general and administrative expenses resulted primarily from the costs associated with the settlement of an employee-related lawsuit, increased year end compensation accruals based, in part, on the Company achieving certain fiscal year performance goals and higher professional fees.

      Selling Expenses. Selling expenses remained relatively stable at $2.8 million in both the first nine months of 1998 and 1997, representing 7.2% and 7.6%, respectively, of net sales. Within selling expenses, however, advertising, trade show and bad debt expenses were higher while accrued warranty costs and bid and proposal expenses were lower. The bad debt expense relates specifically to the reversal of a previously recorded customer overpayment. The accrued warranty reduction relates to the apparent decrease of wireless warranty requirements from the higher levels experienced in early 1997, and bid and proposal activity is lower predominantly on military programs.

      Research and Development Expenses. Research and development expenses increased by 53% to $4.4 million in the first nine months of 1998 from $2.8 million in the first nine months of 1997, representing 11.5% and 7.9%, respectively, of net sales. The increase in research and development expenses resulted primarily from increased wireless telecommunications product development and, to a lesser extent, increased military research and development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development. The Company viewed the low level of wireless telecommunications product development in the first nine months of 1997 as a short term solution to assist in reducing costs to match reduced wireless revenue. Fundamental to this effort was a planned temporary reallocation (in the first quarter of 1997) of some of the Company's engineering and technology resources to either revenue producing or customer-funded product development. This action enabled the Company to leverage its other commercial and military product lines while insuring a continued and focused emphasis on critical wireless telecommunications development projects. The Company views the level of research and development expenses incurred in the first, second and third quarters of 1998 to be more indicative of a typical quarterly research and development expense for the Company. As such, the Company anticipates experiencing this more typical quarterly expense level for the next few quarters.

      Interest Expense. Interest expense remained relatively stable at $0.9 million in both the first nine months of 1998 and 1997.

      Provision for Income Taxes. The Company's effective tax rate decreased to 20.2% for the first nine months of 1998 from 26.3% in the first nine months of 1997. The 1998 and 1997 rates were favorably impacted by the partial recovery of a previously reserved deferred tax asset as a result of the Company's improved profitability position as compared to 1997. The partial recovery is reflected in all nine months of 1998 but only for three months of 1997 (recovery began in July 1997). Without the benefit of this change in the reserve, the effective tax rate for both the first nine months of 1998 and 1997 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter. There can be no assurances that the Company will continue to achieve taxable income in the future.

Liquidity and Capital Resources

      Since the Company successfully completed its initial public offering in 1995, the Company has financed its operations and met its capital requirements through the following two sources: (i) a credit facility and/or (ii) cash provided by operating activities.

      In February 1998, the Company entered into a loan agreement with IBJ Schroder Business Credit Corporation ("IBJ") which provides for a $15.45 million credit facility consisting of a revolving line of credit in the amount of $10.3 million, a term loan in the amount of $2.15 million and a $3.0 million capital equipment ("Capex") loan facility. The revolving line of credit and both the term loan and Capex loan bear interest at annual rates equal to the prime rate plus 0.5% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2001 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The term loan requires a monthly principal payment of $0.05 million. The revolver increases each month commensurate with term loan repayments until a maximum revolving line of credit of $12.0 million is reached. The Capex loan requires monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex loan borrowings must occur prior to February 27, 1999. At September 30, 1998, the term loan balance was $1.8 million, borrowings under the $3.0 million Capex facility were $2.0 million and borrowings under the $10.65 million revolving line of credit were $4.7 million. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

      Operating activities provided net cash of $1.9 million and used net cash of $0.4 million in the first nine months of 1998 and 1997, respectively. From December 31, 1997 to September 30, 1998, inventory increased by $4.0 million, accounts payable and accrued liabilities increased by $2.4 million and accounts receivable decreased by $1.1 million. The increase in inventory was primarily due to a net work-in-process increase on a long-term U.S. Government military program (that is expected to ship complete in 1999) and a delay in the initial production ramp-up of a particular wireless program by a major customer which has caused a temporary build-up of work-in-process and raw materials inventories. The increase in accounts payable and accrued liabilities was primarily the result of higher accrued accounts payable and a more favorable float situation (i.e., checks in vendors hands but not yet cleared). The decrease in accounts receivable was primarily due to the lower sales for the third quarter of 1998 as compared to the fourth quarter of 1997. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $1.7 million and $0.9 million in the first nine months of 1998 and 1997, respectively. Financing activities, which consisted primarily of proceeds from long-term debt, net repayments on the revolving line of credit and principal payments of long-term debt, used net cash of $0.3 million and provided net cash of $0.8 million in the first nine months of 1998 and 1997, respectively.

      Capital expenditures were $1.7 million and $0.9 million in the first nine months of 1998 and 1997, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility and beginning of year cash balances. Principal expenditures for the first nine months of 1998 included the procurement of engineering and manufacturing test equipment and the purchase of a second automated surface-mount pick-n-place machine. The Company anticipates making additional capital expenditures of $0.3 million during the remainder of 1998, including purchases of additional engineering and manufacturing test equipment as well as continued upgrades to its computer equipment and facility.

      As of September 30, 1998, the Company had working capital of approximately $17.8 million, compared to approximately $18.2 million as of December 31, 1997. Working capital as of September 30, 1998 included approximately $7.3 million and $21.0 million in accounts receivable and inventory, respectively, compared to December 31, 1997 working capital which included approximately $8.3 million and $16.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of September 30, 1998 was 2.3:1, compared with a current ratio of 2.8:1 as of December 31, 1997. As of both September 30, 1998 and December 31, 1997, the Company's debt to equity ratio was 0.7:1.

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

      YEAR 2000 - The Company has developed a Year 2000 Readiness Plan. This plan addresses three main areas: (a) information technology systems (including the Company's business systems, engineering and test equipment, both hardware and software related), (b) non-information technology systems (including embedded technology such as microcontrollers, typically found in such equipment as telephone systems, fax systems, elevators, security systems, HVAC, etc.) and
(c) supply chain readiness or third party issues (including customers as well as inventory and non-inventory suppliers). The Company's Chief Financial Officer has been tasked with overseeing this process and reports periodically to the Audit Committee of the Company's Board of Directors.

      The Company has identified potential deficiencies related to Year 2000 in its information technology systems and is in the process of addressing them through upgrades or other remediation. For example, in 1997 the Company's business and computing system was upgraded and is now Year 2000 compliant (according to the Company's software providers). The Company expects to complete remediation and testing of its internal systems in the first quarter of 1999. In terms of non-information technology systems, the Company has identified those items which may require remediation or replacement. The Company is in the process of addressing those items and expects to complete remediation or replacement and testing in the first quarter of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain of such third parties. The Company expects to have a better understanding of the Year 2000 readiness of these third parties over the next several months.

      Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are not expected to be material. These costs are anticipated to be incurred primarily in 1999 and include third party consultants, remediation of existing computer software and replacement or remediation of embedded chips. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. At this point in time, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with all engineering and manufacturing companies, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement) that continue for more than several days in various geographic areas from which the Company's raw materials and components are sourced or to which the Company's products are sold. In connection with the production of products and the procurement of raw materials and components, the Company is considering various contingency plans. Continuing failures in key geographic areas in the United States and in certain European and Asian countries that limit procurement or delivery of product, would most likely have a material adverse effect on the Company's results of operations. The extent of such lost revenue cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the effect of such lost revenue on the Company's result of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

      The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      Reference is made to Part II, Item I of the Company's Form 10-Q for the quarter ended March 31, 1998.

ITEM 6. Exhibits and Reports on Form 8-K.

      (a) Exhibit 27.1 Financial Data Schedule.

      (b) No reports on Form 8-K have been filed during the quarter ending September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MICROWAVE POWER DEVICES, INC.
                                              (Registrant)


Dated: November 11, 1998                  /s/ Edward J. Shubel
       -----------------------            --------------------------
                                          By: Edward J. Shubel
                                              President and CEO


Dated: November 11, 1998                  /s/ Paul E. Donofrio
       -----------------------            --------------------------
                                          By: Paul E. Donofrio
                                              Vice President Finance/CFO
                                              (Principal Financial and
                                              Accounting Officer)