Form 10-K
period 1998-12-31
MICROWAVE POWER DEVICES INC
filed 1999-03-19
CIK 65781

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

                               OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                           Commission File No. 0-8574

                          MICROWAVE POWER DEVICES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   13-3622306
    -------------------------------            --------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification)
    incorporation or organization)

        49 Wireless Boulevard
         Hauppauge, New York                              11788-3935
         -------------------                              ----------
(Address of principal executive offices)                  (Zip Code)

                                 (516) 231-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1999: $46,648,830.

Number of shares of Common Stock outstanding as of March 1, 1999:  10,468,802

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                          MICROWAVE POWER DEVICES, INC.
                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

Part I

        1.   Business .........................................................3
        2.   Properties.......................................................15
        3.   Legal Proceedings................................................15
        4.   Submission of Matters to a Vote of Security Holders..............16

Part II

        5.   Market for Registrant's Common Equity
                and Related Stockholder Matters...............................16
        6.   Selected Consolidated Financial Data.............................17
        7.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations..............18
        7A.  Quantitative and Qualitative Disclosures About Market Risk.......24
        8.   Financial Statements and Supplementary Data......................24
        9.   Changes in and Disagreements with
                Accountants on Accounting and Financial Disclosure............24

Part III

        10.  Directors and Executive Officers of the Registrant...............24
        11.  Executive Compensation...........................................24
        12.  Security Ownership of Certain Beneficial Owners and Management...24
        13.  Certain Relationships and Related Transactions...................24

Part IV

        14.  Exhibits, Financial Statements and Reports on Form 8-K...........24

Signatures....................................................................25

Exhibit Index.................................................................26

                                     PART I

ITEM 1. BUSINESS

General

      Microwave Power Devices, Inc. (the "Company") designs, manufactures and sells highly linear power amplifiers and related subsystems to the worldwide wireless telecommunications market. These amplifiers, which are a key component in wireless base stations and other wireless telecommunications networks (including personal communications services ("PCS")), increase the power of radio frequency ("RF") and microwave signals with low distortion. The Company's wireless telecommunications products consist of solid-state, RF and microwave, single and multi-channel power amplifiers that support a broad range of analog and digital transmission protocols including AMPS, CDMA, TDMA, TACS, GSM, W-CDMA and cdma2000. These products are marketed to the cellular, PCS, paging and wireless local loop ("WLL") segments of the wireless telecommunications industry. The Company's largest wireless telecommunications customers are integrated wireless telecommunications original equipment manufacturers ("OEMs"). The Company is also pursuing opportunities with emerging wireless telecommunications infrastructure equipment manufacturers and service providers.

      In addition to its presence in the wireless telecommunications industry, the Company designs and manufactures high-power, solid-state amplifiers for satellite communications and medical applications. The Company also designs and manufactures amplifiers and other products for the military market.

      The Company is capitalizing on its 31 years of experience developing power amplifiers for the military market by transitioning that technology to commercial applications. The Company began devoting substantial resources to the wireless telecommunications market at the end of 1994, and has already achieved significant market penetration. The Company has received purchase orders from Lucent Technologies, LG Information and Communications, Ltd. ("LGIC") and QUALCOMM Incorporated and, as part of its business strategy, is actively seeking to expand its business with these and other integrated wireless telecommunications OEMs, as well as with emerging industry participants.

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

Wireless Telecommunications Industry Background

      Wireless service providers compete in dynamic markets characterized by evolving industry standards, technologies and applications. In recent years, there has been a significant increase in the demand for wireless telecommunications services from business and consumer users worldwide. This trend has been driven by lower overall subscriber costs made possible by changes in the regulatory environment that encourage competition and the emergence of new enabling technologies. Wireless service providers are seeking to increase system capacity in order to accommodate the growing number of subscribers and their demands for enhanced services. To increase capacity, these service providers are investing in infrastructure equipment that provides greater efficiency in the management of the limited spectrum licensed to them.

      Wireless service has been one of the fastest growing segments of the wireless telecommunications market. According to consensus estimates from infrastructure OEMs, there were approximately 200 million wireless subscribers worldwide at year-end 1997 and 140 million at year-end 1996, as compared to U.S. Department of Commerce estimates of approximately 87 million, 52 million and 33 million at year-end 1995, 1994 and 1993, respectively. The growth in wireless communications has required, and will continue to require, substantial investment by wireless service providers in wireless infrastructure equipment. Moreover, intensified competition among wireless service providers is resulting in declining costs to end-users as well as new types of service offerings. In response to the increase in subscribers, wireless service providers are taking steps to expand the capacity of their existing systems, such as incorporating microcellular networks, converting from analog to digital protocols and implementing adaptive channel allocation.

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

      In many developing countries, where access to the public switch telephone network ("PSTN") by the general population is significantly less than in developed countries, the Company believes that wireless telecommunications systems are the most economic means to provide basic telephone service. The expense, difficulty and time requirements of building and maintaining a wireless network are generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may provide the primary service platform for both mobile and fixed telecommunications applications. In a WLL system, radio systems are used instead of wireline networks to connect telephone subscribers to the PSTN. The Company believes that the potential opportunities for wireless telecommunications in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunications systems. The Company also believes that in developed countries, market trends such as deregulation and increased competition for subscribers are leading to the increased use of WLL systems as an alternative to the existing wireline network.

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

      In order to further increase system capacity and add additional services, a third generation ("3G") of wireless systems is beginning to emerge. These systems are expected to provide high speed data transmission (at 2 megabytes per second), wireless internet connectivity and other multi-media capabilities, all driven by the demands of the subscriber. For existing systems requiring upgrades to 3G, the technology solution is anticipated to be cdma2000. For new 3G infrastructure deployments, W-CDMA technology is anticipated to be utilized.

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

      Multiple Protocols. Current and emerging wireless networks throughout the world utilize different protocols. In order to address the needs of OEMs and service providers, design and development efforts must result in amplifiers that can be used for each specific protocol. Current analog protocols include AMPS, TACS and NMT, and current cellular and PCS digital protocols include CDMA, TDMA and GSM. Digital protocols that are being utilized in emerging WLL systems include W-CDMA and cdma2000.

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

      Leverage Existing Technological Expertise to Commercial Markets. The Company has 31 years of engineering experience in the design and production of power amplifiers for the military market. The Company believes that it has compiled one of the most extensive design libraries in the solid-state, high power amplifier industry. The Company intends to continue to adapt its expertise to various commercial market applications and new product requirements. The Company believes that its long standing technological capability will allow for wireless market share growth with a continued nurturing of its satellite, medical and military product lines.

      Increase Penetration of Leading Integrated Wireless Infrastructure Equipment Manufacturers. The Company has developed relationships with certain large integrated wireless telecommunications OEMs. The Company seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers. The Company believes it can achieve this objective by working closely with OEM customers to develop insight into their amplification product requirements and to design products that meet their specific needs.

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

      Develop Products for Multiple Protocols. The Company intends to continue to invest resources in the research and development of new products for various protocols. For cellular systems, the Company currently supports the AMPS, TACS, CDPD and NMT-450 analog protocols, and the CDMA, TDMA and GSM-900 digital protocols. For PCS systems, the Company currently supports CDMA, TDMA, DCS-1800 and PCS-1900 digital protocols. For WLL systems, the Company currently supports W-CDMA and cdma2000 digital protocols In addition, the Company is continuing to develop products that incorporate protocols which the Company believes will address the needs of established and emerging wireless systems. The Company believes the development of products for multiple protocols will enable the Company to benefit from the continuing growth of existing wireless systems and other emerging wireless telecommunications markets while reducing the risks associated with relying on the success of one or a limited number of existing or emerging industry protocols.

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

      A further trend in the development of base stations involves the transition from narrowband to broadband capabilities. For example, 3G technology, which will be used for data transmission and internet access, as well as for voice, is expected to utilize a wide-band 5-20 MHz CDMA signal. This transition is leading to the reduction in the size of base station equipment. Size constraints are an important consideration in urban areas, which typically represent the most capacity constrained regions of existing wireless networks. A multi-channel power amplifier requires less space than multiple single channel power amplifiers, facilitating the size reduction of base stations and potentially lowering the real estate costs associated with establishing base stations.

Products

      Wireless Telecommunications. The Company designs customized products to address the specific requirements and protocols of its OEM customers. The Company produces single channel and multi-channel amplifiers for the wireless telecommunications market in the 400-3500 MHz frequency bands, with peak power ranging from 10 watts to 2000 watts. The Company's amplifiers meet linearity requirements of applicable governmental agencies, industry standards and customer specifications, as appropriate. The Company increases the efficiency of its product development efforts by employing modular architectures and configurable core technologies.

      The product development cycle begins with the prototype phase, with product typically designed for a particular customer using core technologies. The Company usually manufactures such prototypes in the engineering lab in order to help market its products in a timely manner. Low volume production (or the pre-production phase) of such prototypes has not contributed significantly to the Company's backlog. If customer demand for such pre-production units is sufficient, the Company designs additional customized features and implements high volume production methodologies. The Company believes that the evolution to the high volume production phase from the prototype phase can be implemented in most cases within three to six months following the decision to proceed with high volume production methods. The following tables list the Company's single channel and multi-channel amplifiers, within the product development cycle, ranging from the prototype phase to pre-production units to high volume production products:

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

--------------------------------------------------------------------------------
      Digital Cellular:           CDMA                       CDMA
                                  TDMA                       TDMA
                                  GSM-900                    GSM-900

--------------------------------------------------------------------------------
      PCS:                        CDMA                       CDMA *
                                  TDMA                       TDMA *
                                  DCS-1800                   DCS-1800 *
                                  PCS-1900                   PCS-1900 *

--------------------------------------------------------------------------------
      IMT-2000/WLL:               W-CDMA *                   W-CDMA *
                                  cdma2000 *                 cdma2000 *

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

      The Company's wireless telecommunications amplifiers can be configured as modules, separate plug-in amplifier units or integrated subsystems, and range in price from approximately $500 to $40,000. A power amplifier subsystem consists of multiple cast housings and adds digital signal processing to enhance linearity. The Company's products are integrated into systems by OEM customers, and therefore must be engineered to be compatible with industry standards and with certain customer specifications, such as frequency, power, linearity and built-in test (BIT) for automatic fault diagnostics.

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

Backlog

      The Company's backlog of orders as of December 31, 1998 and December 31, 1997 was $123.3 million and $83.9 million, respectively, of which, as of December 31, 1998, approximately $65.5 million is currently scheduled to be shipped during fiscal 1999. The $123.3 million backlog as of December 31, 1998 included $61.0 million to wireless telecommunications customers, $20.6 million to satellite communications customers, $2.5 million to medical and other commercial customers and $39.2 million to military customers. In general, the Company includes in its backlog only those orders for which it has accepted purchase orders, some of which may be of a consignment nature. Backlog is not necessarily indicative of future sales. Moreover, nearly all of the Company's backlog can be cancelled and/or delayed at any time (including the consignment orders) without penalty, except, in some cases, for the recovery of the Company's actual costs up to the date of cancellation. Certain of the purchase orders comprising backlog set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase order. Certain of the purchase orders comprising backlog at December 31, 1998 include product specifications not yet achieved by the Company.

Customers, Sales and Marketing

      The market for wireless infrastructure equipment is primarily concentrated among a few companies that supply equipment to wireless service providers in North America and overseas. The Company believes that Ericsson, Motorola, Nokia, Nortel and others supply the majority of the wireless infrastructure equipment worldwide. In addition, a number of South Korean infrastructure OEMs are participating in the wireless infrastructure build-out in that country and are emerging as providers of wireless infrastructure equipment worldwide. These equipment manufacturers compete in high-growth, highly competitive market segments in which technology changes rapidly and numerous industry standards currently exist and are continuing to evolve. In response to these market dynamics and as the performance requirements of certain components of wireless base stations increase, many of these equipment manufacturers are focusing on their core technologies and competencies and are relying on independent sources for certain system components, such as power amplifiers.

      The Company sells wireless power amplification products throughout the world to a limited number of OEM customers, principally through its direct sales organizations, as well as through its exclusive representative network. The Company expects that sales of its products will continue to be concentrated among a limited number of major OEM customers. If the Company were to lose a major OEM customer or if orders by such OEM customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.

      The Company uses a customer focused, team-based sales approach to address the high-power amplification needs of its OEM customers. Sales to integrated wireless telecommunications OEMs require close account management by the Company. As such, relationships are established at multiple levels of its OEM customers' organizations, including management, engineering and purchasing personnel. In addition, the Company's amplifiers require experienced sales and engineering personnel to match the customer's requirements to the Company's product capabilities. The Company believes that close technical collaboration with the OEM customer during the design and qualification phase of new communications equipment is critical to the integration of its amplification products into the new base stations. The Company's integrated sales approach involves a team consisting of a senior executive, a business development specialist, members of the Company's engineering department and, occasionally, a local technical sales representative. This sales approach allows the Company's engineering personnel to work closely with their counterparts at the OEM customer to assure compliance of the product to the OEM customer's specification. The Company's executive officers are also involved in certain aspects of the Company's relationships with its major OEM customers and work closely with their senior managements. At times, the Company includes a transistor supplier as part of its sales team when working with a major OEM customer and will consider including key suppliers in its future sales presentations. As of December 31, 1998, the Company had a direct sales staff of seven people.

      To date, the Company has sold its products overseas with the assistance of independent sales representatives to OEM customers. As of December 31, 1998, the Company has worldwide relationships with approximately 75 independent sales representative organizations. The Company's direct sales staff provides direction and support to its worldwide independent sales representative organizations. Sales outside of the United States represented 16%, 24% and 43% of net sales in fiscal 1998, 1997 and 1996 respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates.

Manufacturing

      The Company assembles, tests, packages and ships amplifier products at its manufacturing facility located in Hauppauge, Long Island, New York. Historically, the volume of the Company's production requirements in the military markets was not sufficient to justify the implementation of automated manufacturing processes. The Company anticipated that sales of its products to the wireless telecommunications industry would require a significant increase in the Company's manufacturing capacity. Accordingly, the Company began to introduce automated manufacturing techniques in the second quarter of 1995. In connection with its transition to automated manufacturing processes, the Company purchased computerized surface-mount machinery and related process equipment to support automated assembly, which were delivered, installed and made fully operational during the third quarter of 1995. During the fourth quarter of 1997, a second stencil printer and convection oven for the surface-mount center was put into service. In the second quarter of 1998, a second automated surface-mount pick-n-place machine was added. In the first quarter of 1999, the Company anticipates adding a third stencil printer and convection oven and in the second half of 1999, a third automated surface-mount pick-n-place machine. The Company intends to continue to maintain a low level of automated assembly outsourcing in order to ensure a steady and reliable external source of high volume production while also providing excess capacity, if required.

      The Company began introducing automated tuning and testing into its automated manufacturing processes in the second half of 1996. Essentially all wireless production amplifiers are now tuned and tested in an automated fashion, as are certain satellite, medical and military production amplifiers. As a by-product of its automated tuning and testing efforts, the Company has been able to implement statistical process control ("SPC") as well. With SPC in place, various data measurements are accumulated automatically and can be graphically displayed in real time. Through continuous feedback, the benefits of SPC are that corrective actions can be implemented more timely and with more accuracy, product design ideology can be adjusted accordingly to optimize manufacturing efficiencies and product performance, and product throughput can be more effectively measured. The Company expects the implementation of SPC to result in greater production yields.

      The Company's movement during the past few years into high volume automated production was the result of time-to-market and pricing demands of the wireless telecommunications industry. The Company believes that it must continue to maintain direct control over this process if it wants to continue to satisfy the timely needs of wireless telecommunications OEMs. Furthermore, the Company has introduced the automated manufacturing processes described above into its other product segments much to the benefit of the satellite, medical and military customers and their associated equipment. As a result, the Company has begun to leverage its high volume design and production capabilities into its low and medium volume product lines.

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

      The Company has historically devoted a significant portion of its resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses in fiscal 1998, 1997 and 1996 were $6.0 million, $4.4 million, and $7.4 million, respectively, and represented 10.7%, 8.4% and 15.5%, respectively, of net sales.

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

      Most of the Company's competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. In addition, certain of these competitors may be already better established in the wireless amplification market than the Company. No assurance can be given that the

Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market.

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

      In the military market, the Company competes with certain large OEMs that design and assemble their own high power amplifiers. However, almost all of these OEMs are also the Company's customers. The Company believes this is due to its broad range of solid-state power and frequency capabilities and its thirty-one year military industry stature.

Proprietary Technology

      The Company believes that the success of its amplifier business depends more on its specifications, CAE/CAD design and modeling tools, technical processes and employee expertise than on patent protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary technology. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Through Republic Electronics, the Company holds one U.S. patent, owns two U.S. trademarks and has one U.S. patent pending.

Republic Electronics

      The Company acquired substantially all the assets of Republic Electronics in April 1994. Founded in 1951, Republic Electronics is a high-technology systems engineering and manufacturing firm and is among the world's leading developers and manufacturers of air defense radar environment simulators, navigational simulators and test equipment, and electronic warfare simulators. A radar environmental simulator ("RES") provides a radar system with the signals that it would normally receive if aircraft, jammers, environmental and clutter effects were present. An RES injects, into the radar receiver, the coherent and non-coherent RF and microwave signals based on a computer-generated scenario that includes parameters such as aircraft, jammers, chaff, weather, sea state and terrain effects. The Company believes that Republic Electronics is the world's largest supplier of Tactical Air Navigation ("TACAN") beacon simulators, and is a major supplier of TACAN flight line test sets and support equipment. The Company believes it is also the primary supplier of "identification friend or foe" interrogator flight line test sets for the U.S. Navy and U.S. Air Force. Republic Electronics' MTS-300A threat signal generator provides "end-to-end" system checkout from antennas through cockpit display of installed electronic warfare systems on aircraft for verification of installation, cabling, antenna and overall system performance. The Company's backlog as of December 31, 1998 included $5.3 million of orders from Republic Electronics' customers. In 1998, sales attributable to Republic Electronics' business were $5.8 million, comprising 10.4% of the Company's net sales.

    The Company has a U.S. patent (which expires in January 2012) relating to a windshear radar warning system tester. The Company's Weather/Windshear Radar Tester (WRT-100) simulates microbursts, storms and gust fronts in order to test a commercial aircraft's radar systems signal processing ability to properly display hazard warning conditions. The Company held another U.S. patent, on an invention that eliminates the need to return a repaired nose-mount type aircraft radar radome to a radar test range for recertification, which the Company determined not to maintain and permitted to expire on December 6, 1998. "REPUBLIC" and "MRES 2000" are U.S. registered trademarks of the Company. The Company also has a U.S. patent pending for a flightline test of satellite-based airborne navigation systems. This invention relates to the testing of instrument approach and landing systems which utilize a global navigation satellite system.

Employees

      As of December 31, 1998, the Company had a total of 400 regular, temporary and contract employees, including 254 in operations and quality, 103 in engineering, 10 in sales and marketing and 33 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

Risk Factors

      Historically, the Company's revenues have been derived principally from sales to military markets. The Company only began to focus on commercial markets in 1992. More specifically, the Company only began to focus on the wireless telecommunications market in 1994. As a result, the Company is subject to all of the risks inherent in the operation of a new business enterprise.

      The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its net sales. In addition, certain of the purchase orders comprising backlog at December 31, 1998 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase order. The reduction, delay or cancellation of orders from one or more significant customers would materially adversely affect the Company's business, financial condition and results of operations.

      The Company has limited experience in producing and manufacturing its products on a high volume basis and in contracting for such manufacture. Manufacture of the Company's products is an extremely complex process, and the Company may from time to time experience quality problems with products manufactured on an automated basis internally or by its contract manufacturers. Furthermore, there can be no assurance that the Company's internal manufacturing processes will prove sufficient to fulfill the Company's production commitments, or that contract manufacturers will be able to fulfill any shortfall. If such problems occur, the Company could experience increased costs, delays, cancellations or reschedulings of orders or deliveries and product returns and discounts, any of which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Despite the risks associated with purchasing components from a limited number of sources, the Company has made the strategic decision to enter into arrangements with a select group of limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control. Certain of the Company's limited source suppliers have limited operating histories and limited financial and other resources and, therefore, may prove to be unreliable sources of supply. Further, during the past few years, the Company has begun to purchase key components in large volume. If the Company were unable to obtain sufficient quantities of components, particularly power transistors, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, delays in filling orders due to limited availability of components may have a material adverse effect on the Company's relationships with its OEM customers, which may result in the termination of material orders from its OEM customers and/or cause a permanent loss of future sales.

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

      Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. The United States Federal Communications Commission ("FCC") has recently adopted new regulations that impose more stringent RF and microwave emissions standards on the telecommunications industry. There can be no assurance that, as a result of such regulations, the Company and its OEM customers will not be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. Also, the enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could effect the market for the Company's products.

      The continuing financial market turmoil and economic slowdown in South Korea may have a material adverse effect on the Company's sales. The Company's primary customer in this region is LGIC, which is one of a number of South Korean OEMs that are participating in the wireless infrastructure build-out in that country. In addition, since worldwide pricing of the Company's products are in U.S. dollars, the current instability in South Korea and other Asian financial markets may have the effect of making the Company's products more expensive to LGIC as compared to those of other manufacturers whose products are priced in one of the affected Asian currencies. As a result, LGIC may reduce or eliminate future purchases of the Company's products.

      The Company anticipates that a material portion of its 1999 wireless product revenue could result from shipments (directly or indirectly) into countries facing economic uncertainty or political unrest. While the pricing of such products is in U.S. dollars, the effect of the economic uncertainty or political unrest could cause a reduction, cancellation or delay in these wireless product shipments. In addition, financial instability in these countries could cause currency fluctuations that make these products more expensive than the customer originally anticipated, which could result in the reduction, delay or elimination of future orders. These factors could materially adversely affect the Company's business, financial condition and results of operations.

      The Company has recently begun to enter into arrangements with its major OEM customers whereby those customers stock the Company's amplifiers on a consignment basis until they are consumed in production. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's future product requirements. These forecasts provide the Company with a one year forward-look which details the weekly requirements for the first 26 weeks and the monthly requirements for the remaining six months. If those product needs do not ultimately meet the Company's expectations or, conversely, if they substantially exceed those expectations such that the Company cannot fulfill them, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

      This facility houses all of the Company's engineering, manufacturing, quality assurance, sales and marketing and administrative personnel. The plant has been customized to suit the Company's operations, which includes electrical power upgrades and a Class 100,000 clean room to support hybrid electronics assembly and test. While the current facility is sufficient to support the Company's anticipated growth into fiscal year 2000, the Company has zoning approvals and architectural drawings for a 55,000 square foot expansion of its current facility which the Company believes should be adequate to meet the Company's presently foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

      On January 30, 1998, a complaint was filed against the Company in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, alleging the Company's failure to turn over property to the estate of Pinpoint Communications, Inc. ("Pinpoint") which, as of August 13, 1996, is in Chapter 7 liquidation. The suit alleges that the Company has failed to return advance monies of approximately $0.5 million paid by Pinpoint pursuant to an equipment purchase agreement dated March 31, 1995 between the parties. On April 16, 1998, the Chapter 7 bankruptcy trustee (the "Trustee") for Pinpoint, filed an amended complaint objecting to the Company's claim for $0.6 million in unpaid contract obligations and asserting a counterclaim for the return of $0.5 million that Pinpoint paid to the Company under the terms of the purchase agreement between the parties. The Company answered the Trustee's amended complaint and began to defend against the Trustee's claims and counterclaim. More recently, an agreement in principle has been reached to settle the claim with payment by the Company of an immaterial amount, subject to the approval of the United Stated bankruptcy trustee.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Common Stock of the Company is traded on The Nasdaq Stock Market(R) under the symbol MPDI. On March 1, 1999 there were approximately 2,400 beneficial owners of the Company's Common Stock.

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

           Calendar Period             High             Low
           ---------------             ----             ---

           1997:

           First Quarter.............  4-1/4            2-13/32

           Second Quarter............  5-1/2            2-7/16

           Third Quarter.............  12-3/8           4-17/64

           Fourth Quarter............  11               4-3/4

           1998:

           First Quarter.............  9-1/4            4-7/8

           Second Quarter............  9                5-5/8

           Third Quarter.............  6-7/8            2-1/4

           Fourth Quarter............  13-1/16          2-1/4

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The following selected consolidated financial data as of and for the years ended December 31, 1998 and 1997, and for the year ended December 31, 1996 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following selected consolidated financial data as of December 31, 1996 and as of and for the years ended December 31, 1995 and 1994 have been derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent public accountants, not included herein.

                                                                                         Year Ended
                                                       -----------------------------------------------------------------------------
                                                       December 31,    December 31,    December 31,      December 31,   December 31,
                                                           1998            1997            1996             1995           1994
                                                       ------------    ------------    -------------     ------------   ------------
Consolidated Statements of Operations Data:                                 (in thousands, except per share data)
Net sales .......................................        $ 55,774         $ 52,037        $ 47,362         $ 27,302         $ 25,134
Cost of sales ...................................          38,482           38,142          41,501           20,122           17,371
                                                         --------         --------        --------         --------         --------
Gross profit ....................................          17,292           13,895           5,861            7,180            7,763
Operating expenses:
  General and administrative ....................           3,877            3,575           3,221            3,091            2,585
  Selling .......................................           3,748            3,963           3,720            3,346            2,749
  Research and development ......................           5,973            4,367           7,364            4,306            1,150
                                                         --------         --------        --------         --------         --------
    Total operating expenses ....................          13,598           11,905          14,305           10,743            6,484
                                                         --------         --------        --------         --------         --------
Income (loss) from operations ...................           3,694            1,990          (8,444)          (3,563)           1,279
Interest expense, net ...........................           1,185            1,237             948            1,310              832
Other (income) expense, net .....................               2              (16)              6               55               67
                                                         --------         --------        --------         --------         --------
Income (loss) before income taxes ...............           2,507              769          (9,398)          (4,928)             380
Provision (benefit) for income taxes.............             775              189          (3,759)          (1,976)              33
                                                         --------         --------        --------         --------         --------
Net income (loss) ...............................        $  1,732         $    580        $ (5,639)        $ (2,952)        $    347
                                                         ========         ========        ========         ========         ========

Net income (loss) per common share:
  Basic .........................................        $   0.17         $   0.06        $  (0.54)        $  (0.36)        $   0.05
                                                         ========         ========        ========         ========         ========
  Diluted .......................................        $   0.17         $   0.06        $  (0.54)        $  (0.36)        $   0.05
                                                         ========         ========        ========         ========         ========
Common shares used in computing
per share amounts:
  Basic .........................................          10,380           10,376          10,375            8,172            7,500
                                                         ========         ========        ========         ========         ========
  Diluted .......................................          10,478           10,465          10,375            8,172            7,500
                                                         ========         ========        ========         ========         ========

                                                       December 31,    December 31,    December 31,     December 31,   December 31,
                                                           1998            1997            1996              1995           1994
                                                       ------------    ------------    -------------     ------------   ------------
Consolidated Balance Sheet Data:                                                          (in thousands)
Cash and cash equivalents .......................         $   667          $   687         $ 1,149          $   388          $   410
Working capital .................................          21,676           18,183          16,151           24,529            8,614
Total assets ....................................          46,875           41,822          38,890           41,227           21,834
Total debt ......................................          13,244           13,276          12,789            9,718           11,903
Total stockholders' equity ......................          20,781           18,949          18,302           23,941            6,416

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      The Company commenced operations in 1967. During the past 31 years, the Company has designed, manufactured and marketed high-power, solid-state, RF and microwave power amplifiers and related subsystems for military, medical, satellite and wireless telecommunications applications.

      The Company historically had been dependent upon the military market as its principal source of revenue. In 1992, as the military market was declining, the Company leveraged its military technological leadership position and increased the scope of its business by entering commercial markets, thereby broadening its product offerings. In 1994, the Company started producing power amplifiers for the wireless telecommunications market. The Company now develops precision high-power amplifiers for a variety of commercial uses. As a result of these efforts, the Company is now well positioned to service the low, medium and high volume needs of all of its military and commercial customers.

      The following table summarizes certain key financial information:

--------------------------------------------------------------------------------
                                         Change                Change
                               1998       from       1997       from      1996
                              ($000s)  prior year   ($000s)  prior year  ($000s)
--------------------------------------------------------------------------------
 Net Sales                   $55,774           7%  $52,037        10%   $47,362
--------------------------------------------------------------------------------
 Gross Profit                $17,292          24%  $13,895       137%   $ 5,861

 Gross Profit Margin            31.0%                 26.7%                12.4%
--------------------------------------------------------------------------------
 General and Administrative
   Expenses                  $ 3,877          8%   $ 3,575        11%   $ 3,221

 Percentage of Net Sales         7.0%                  6.9%                 6.8%
--------------------------------------------------------------------------------
 Selling Expenses            $ 3,748         (5)%  $ 3,963         7%   $ 3,720

 Percentage of Net Sales         6.7%                  7.6%                 7.9%
--------------------------------------------------------------------------------
 Research and Development
   Expenses                  $ 5,973         37%   $ 4,367       (41)%  $ 7,364

 Percentage of Net Sales        10.7%                  8.4%                15.5%
--------------------------------------------------------------------------------
 Interest Expense            $ 1,185         (4)%   $1,237        30%   $   948

 Percentage of Net Sales         2.1%                  2.3%                 2.0%
-------------------------------------------------------------------------------
 Provision (Benefit) for
   Income Taxes              $   775         310%   $  189       N/A    $(3,759)

 Effective Tax Rate             30.9%                 24.6%                40.0%
-------------------------------------------------------------------------------

Results of Operations

Fiscal Years Ended December 31, 1998 and December 31, 1997

      Net Sales. The Company derives its revenues principally from the sale of solid-state, RF and microwave, power amplifiers and from the sale of radar environmental and electronic warfare simulators. Net sales increased by 7% to $55.8 million in 1998 from $52.0 million in 1997. This sales increase was primarily due to higher shipments of the Company's military products, partially offset by lower shipments of the Company's commercial products. Sales of military products increased by 120% to $29.6 million in 1998 from $13.4 million in 1997, representing 53% and 26%, respectively, of net sales in such years. The military sales increase was predominantly due to higher shipments on a U.S. Government military program and higher shipments to a domestic military OEM, partially offset by lower shipments to other military customers. Sales of commercial products decreased by 32% to $26.2 million in 1998 from $38.6 million in 1997, representing 47% and 74%, respectively, of net sales in such years. The commercial sales decrease was predominantly due to lower shipments to one domestic and one foreign wireless telecommunications OEM and lower shipments to one domestic satellite communications OEM, partially offset by higher shipments to other domestic and foreign wireless telecommunications OEMs.

      International sales decreased by 30% to $8.8 million in 1998 from $12.7 million in 1997, totaling 16% of net sales in 1998 compared to 24% in 1997. The decrease in international sales was primarily due to lower market demand for foreign wireless telecommunications OEM business. In 1998, sales to two domestic military OEMs (Customer F and Customer G) and one domestic commercial OEM (Customer B) accounted for 26%, 10% and 17%, respectively, of the Company's net sales. In 1997, sales to two domestic commercial OEMs (Customer B and Customer
C) and one foreign commercial OEM (Customer A) accounted for 33%, 16% and 13%, respectively, of the Company's net sales.

      Gross Profit. The Company's cost of sales consists principally of direct labor, labor overhead, direct material, material overhead, other direct costs and work-in-process inventory changes from the beginning to the end of a period. Gross profit increased by 24% to $17.3 million in 1998 from $13.9 million in 1997. The Company's gross profit margin (gross profit as a percentage of net sales) also increased to 31.0% in 1998 from 26.7% in 1997. The increase in gross profit margin was primarily due to a more favorable revenue mix of higher gross profit margin business in the MPD military versus commercial product lines, a more favorable revenue mix of higher gross profit margin business in the Company's single channel versus multi-channel wireless product line and a lower commercial warranty expense (specifically for the Company's multi-channel, cellular CDMA wireless product). Despite the above, the following factors adversely affected the gross profit margin for 1998: (i) the low gross profit margins the Company is experiencing on three foreign military OEM contracts (the result of technical problems and competitive pricing pressures), (ii) the costs associated with the introduction and pre-production of GSM products and (iii) the overall low gross profit margin the Company is experiencing on one of its single channel, cellular CDMA wireless products (due to a customer-directed slow down, creating inefficient manufacturing lot sizes).

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

      Certain of the purchase orders or contracts comprising backlog at December 31, 1998 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses consist principally of salaries and other expenses for management, finance, accounting, contracts and human resources as well as legal and other professional services. General and administrative expenses increased by 8% to $3.9 million in 1998 from $3.6 million in 1997, representing 7.0% and 6.9%, respectively, of net sales. The increase in general and administrative expenses resulted primarily from higher compensation expenses associated, in part, with the Company achieving certain fiscal year performance goals, the costs associated with the settlement of an employee-related lawsuit and higher professional fees.

      Selling Expenses. Selling expenses consist principally of salaries and other expenses for sales and marketing personnel, sales commissions, travel expenses, advertising and trade shows. Selling expenses decreased by 5% to $3.7 million in 1998 from $4.0 million in 1997, representing 6.7% and 7.6%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower accrued warranty costs due to a decrease in wireless warranty requirements, as a percentage of net sales, from the higher levels experienced in early 1997.

      Research and Development Expenses. Research and development expenses consist principally of direct labor, labor overhead, direct material, material overhead and other direct costs associated with product development. Research and development expenses increased by 37% to $6.0 million in 1998 from $4.4 million in 1997, representing 10.7% and 8.4%, respectively, of net sales. The increase in research and development expenses resulted primarily from increased wireless telecommunications product development and, to a lesser extent, increased military research and development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development. The Company viewed the lower level of wireless telecommunications product development in 1997 as a short term solution to assist in reducing costs to match reduced wireless revenue. Fundamental to this effort was a planned temporary reallocation (in the first quarter of 1997) of some of the Company's engineering and technology resources to either revenue producing or customer-funded product development. This action enabled the Company to leverage its other commercial and military product lines while insuring a continued and focused emphasis on critical wireless telecommunications development projects. The Company views the level of research and development expenses incurred during 1998 to be more indicative of typical research and development expenses for the Company.

      Interest Expense. Interest expense consists principally of interest expended on the Company's credit facility and IDRBs, partially offset by interest earned on the Company's cash balances. Interest expense remained relatively stable at $1.2 million in both 1998 and 1997 and represented 2.1% and 2.3%, respectively, of net sales.

      Provision for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company has recorded deferred tax assets for the benefit of federal income tax net operating loss carryforwards ("NOLs") and timing differences generated in those years. The Company has reserved a portion of the deferred tax asset with respect to its NOLs. Realization is dependent on generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. The Company's effective tax rate increased to 30.9% in 1998 from 24.6% in 1997. The 1998 rate was favorably impacted by the partial recovery of the previously reserved deferred tax asset resulting from the Company's improved profitability position as compared to 1997. Without the benefit of this change in the reserve, the effective tax rate for 1998 would have been 40.7%. The 1997 rate was also favorably impacted by the partial recovery of the previously reserved deferred tax asset resulting from the Company's improved profitability position as compared to 1996. Without the benefit of this change in the reserve, the effective tax rate for 1997 would have been 40.2%. The Company will continue to assess the reserved deferred tax asset each reporting quarter. There can be no assurances that the Company will continue to achieve taxable income in the future.

Fiscal Years Ended December 31, 1997 and December 31, 1996

      Net Sales. Net sales increased by 10% to $52.0 million in 1997 from $47.4 million in 1996. This sales increase was primarily due to higher shipments of the Company's commercial products, partially offset by slightly lower shipments of the Company's military products. Sales of commercial products increased by 15% to $38.6 million in 1997 from $33.6 million in 1996, representing 74% and 71%, respectively, of net sales in such years. The commercial sales increase was predominantly due to higher shipments to one domestic wireless telecommunications OEM and one satellite communications OEM, partially offset by lower shipments to one foreign wireless telecommunications OEM. Sales of military products decreased by 3% to $13.4 million in 1997 from $13.8 million in 1996, representing 26% and 29%, respectively, of net sales in such years. The military sales decrease was predominantly due to an overall lower market demand for Republic products.

      International sales decreased by 38% to $12.7 million in 1997 from $20.6 million in 1996, totaling 24% of net sales in 1997 compared to 43% in 1996. The decrease in international sales was primarily due to lower foreign wireless telecommunications OEM business, partially offset by higher foreign military business. In 1997, sales to two domestic commercial OEMs (Customer B and Customer C) and a foreign commercial OEM (Customer A) accounted for 33%, 16% and 13%, respectively, of the Company's net sales. In 1996, sales to a foreign commercial OEM (Customer A) and a domestic commercial OEM (Customer B) accounted for 34% and 19%, respectively, of the Company's net sales.

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

      General and Administrative Expenses. General and administrative expenses increased by 11% to $3.6 million in 1997 from $3.2 million in 1996, representing 6.9% and 6.8%, respectively, of net sales. The increase in general and administrative expenses was primarily due to the Company-wide upgrade of computer hardware, software and data processing equipment (that portion of which did not meet the Company's capitalization criteria) as well as higher accounting and legal expenses.

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

      Interest Expense. Interest expense increased by 30% to $1.2 million in 1997 from $0.9 million in 1996, primarily reflecting increased average borrowings under the Company's credit facility.

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

Liquidity and Capital Resources

      Since the Company successfully completed its IPO in 1995, the Company has financed its operations and met its capital requirements through the following two sources: (i) a credit facility and/or (ii) cash provided by operating activities.

      In February 1998, the Company entered into a loan agreement with IBJ Schroder Business Credit Corporation ("IBJ") which provides for a $15.45 million credit facility consisting of a revolving line of credit in the amount of $10.3 million, a term loan in the amount of $2.15 million and a $3.0 million capital equipment ("Capex") loan facility. The revolving line of credit and both the term loan and Capex loan bear interest at annual rates equal to the prime rate plus 0.5% and 0.75%, respectively. The credit facility matures in February 2001 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The term loan requires a monthly principal payment of $0.05 million. The revolving line of credit increases each month commensurate with term loan repayments until a maximum revolving line of credit of $12.0 million is reached. The Capex loan requires monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex loan borrowings had to occur prior to February 27, 1999, at which time the aggregate Capex loan borrowings totaled $3.0 million. At December 31, 1998, the term loan balance was $1.65 million, borrowings under the $3.0 million Capex facility were $2.1 million (with a balance due of $1.9 million) and borrowings under the $10.8 million revolving line of credit were $5.1 million. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

      Operating activities provided net cash of $1.9 million and $0.5 million in 1998 and 1997, respectively. From December 31, 1997 to December 31, 1998, accounts receivable increased by $3.8 million, inventory increased by $1.9 million, accounts payable and accrued liabilities increased by $3.9 million and customer advance payments decreased by $0.6 million. The increase in accounts receivable was primarily due to the higher revenue level in the fourth quarter of 1998 compared to the fourth quarter of 1997 (especially in December 1998 versus December 1997). In addition, receivables were higher due to a U.S. Government military progress payment program which reached the liquidation crossover point, in the fourth quarter of 1998, which created a higher percentage receivable associated with each deliverable shipment. The increase in inventory was predominantly due to the build-up required to satisfy the needs of the recently awarded wireless consignment order and a customer directed slow down on one cellular CDMA program, partially offset by a decrease in inventory associated with two long-term military programs and build-to-forecast military products. The increase in accounts payable and accrued liabilities was primarily the result of higher supplier trade credit. The decrease in customer advance payments was primarily due to the use of advance payments received in the fourth quarter of 1997, and in the second quarter of 1998, from a foreign military OEM. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $1.9 million and $1.3 million in 1998 and 1997, respectively. Financing activities, which consisted predominantly of proceeds from long-term debt, net repayments on the credit facility and principal payments of long-term debt, provided net cash of $0.05 million and $0.4 million in 1998 and 1997, respectively.

      Capital expenditures were $1.9 million and $1.3 million in 1998 and 1997, respectively. These expenditures were funded primarily through cash provided by a Capex loan under the Company's credit facility in 1998 and cash provided by beginning of year cash balances, operating activities and the Company's credit facility in 1997. Principal capital expenditures for 1998 included the procurement of engineering and manufacturing test equipment and the purchase of a second automated surface-mount pick-n-place machine. The Company expects that 1999 capital expenditures, anticipated to include additional engineering and manufacturing test equipment, will be financed by cash provided by operating activities, the Company's credit facility and/or third party financing sources.

      As of December 31, 1998, the Company had working capital of approximately $21.7 million, compared to approximately $18.2 million as of December 31, 1997. Working capital as of December 31, 1998 included approximately $12.2 million and $18.9 million in accounts receivable and inventory, respectively, compared to December 31, 1997 working capital which included approximately $8.3 million and $16.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of

December 31, 1998 was 2.6:1, compared with a current ratio of 2.8:1 as of December 31, 1997. As of December 31, 1998 the Company's debt to equity ratio was 0.6:1, compared with a debt to equity ratio at December 31, 1997 of 0.7:1.

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

      YEAR 2000 - The Company has developed a Year 2000 Readiness Plan. This plan addresses three main areas: (a) information technology systems (including the Company's business systems, engineering and test equipment, both hardware and software related), (b) non-information technology systems (including embedded technology such as microcontrollers, typically found in such equipment as telephone systems, fax systems, elevators, security systems, HVAC, etc.) and
(c) supply chain readiness or third party issues (including customers as well as inventory and non-inventory suppliers). The Company's Chief Operating and Financial Officer has been tasked with overseeing this process and reports periodically to the Company's Board of Directors.

      The Company has identified potential deficiencies related to Year 2000 in its information technology systems and is in the process of addressing them through upgrades or other remediation. For example, in 1997 the Company's business and computing system was upgraded and is now Year 2000 compliant (according to the Company's software providers). The Company expects to complete remediation and testing of its internal systems in the second quarter of 1999. In terms of non-information technology systems, the Company has identified those material items which may require remediation or replacement. The Company is in the process of addressing those items and expects to complete remediation or replacement and testing of its non-information technology systems in the second quarter of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain third parties. The Company expects to have a better understanding of the Year 2000 readiness of these third parties over the next several months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's principal financial instrument is long-term debt under a credit facility (consisting of a revolving line of credit, term loan and Capex loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At December 31, 1998, an aggregate principal amount of $8.7 million was outstanding under the Company's credit facility, with spreads ranging from 0.5% to 0.75% over prime, and represented a weighted average interest rate of 9.8%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 1.25%, the Company would pay or save, respectively, an additional $0.1 million in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

      Where appropriate, the Company requires that letters of credit be provided on foreign sales. In addition, all transactions by the Company are denominated in U.S. dollars. As such, the Company has shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

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

      (b) No reports on Form 8-K have been filed during the fourth quarter of 1998.

      (c)   Exhibits

        See Exhibit Index immediately following signature pages.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MICROWAVE POWER DEVICES, INC.


                             By  /s/ Edward J. Shubel
                                ----------------------------
                                     Edward J. Shubel
                                     Chief Executive Officer

Date:  March 15, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Edward J. Shubel        Chief Executive Officer               March 15, 1999
----------------------      (Principal Executive Officer)
    Edward J. Shubel


/s/ Paul E. Donofrio        Chief Operating/Financial Officer     March 15, 1999
----------------------      (Principal Financial Officer and
    Paul E. Donofrio        Principal Accounting Officer)


/s/ George J. Sbordone      Director                              March 15, 1999
----------------------
    George J. Sbordone


/s/ Merril M. Halpern       Director                              March 15, 1999
----------------------
    Merril M. Halpern


/s/ A. Lawrence Fagan       Director                              March 15, 1999
---------------------
    A. Lawrence Fagan


/s/ Alfred Weber            Director                              March 15, 1999
----------------------
    Alfred Weber


/s/ David J. Aldrich        Director                              March 15, 1999
-----------------------
    David J. Aldrich


/s/ Warren A. Law           Director                              March 15, 1999
----------------------
    Warren A. Law


/s/ James S. Silver         Director                              March 15, 1999
------------------------
    James S. Silver

                                  EXHIBIT INDEX

3.1 - Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

3.2 - By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.1 - Loan and Security Agreement dated as of February 13, 1997 among IBJ Schroder Bank & Trust Company, as Lender and Agent, and MPD Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 13, 1997 (Commission File No. 0-8574)).

10.2 - Indenture of Trust, $4,810,000, Suffolk County Industrial Development Agency, 1992 Industrial Development Revenue Bonds (MPD Wireless, Inc. Facility - Series A and Series B) dated June 1, 1992 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.3 - Lease Agreement dated as of June 1, 1992 between MPD Wireless, Inc. and the Suffolk County Industrial Development Agency (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.4 - Registration Rights Agreement dated as of June 29, 1995 among the Registrant, Charter Technologies Limited Liability Company, George J. Sbordone, Edward J. Shubel, James S. Silver and Lee Leong (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.5 - Microwave Power Devices, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.6 -   Employment Agreement dated September 3, 1991 between MPD Wireless,
         Inc. and Edward J. Shubel (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.7 -   Deferred Compensation Agreement dated as of April 21, 1992 between
         MPD Wireless, Inc. and Edward J. Shubel (incorporated by reference to
         Exhibit 10.7 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.8 - Agreement dated as of April 21, 1992 between MPD Wireless, Inc. and Edward J. Shubel (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 dated September 29, 1995 (Registration No. 33-94142)).

10.9 - Consulting Agreement with George J. Sbordone (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31, 1995 (Commission File No. 0-8574)).

10.10 - Consulting Agreement with James S. Silver (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K dated December 31, 1995 (Commission File No. 0-8574)).

10.11 - Security Control Agreement dated September 5, 1997 between MPD Technologies, Inc. and the United States Department of Defense (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1997).

10.12 - Amendment No. 1 dated as of February 27, 1998 to a Loan and Security Agreement dated as of February 13, 1997 among IBJ Schroder Business Credit Corporation, as Lender and Agent, and MPD Technologies, Inc (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1997).

10.13 - Microwave Power Devices, Inc. 1996 Stock Option Plan, Amendment No.1 (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 dated July 30, 1998 (Commission File No. 333-60165)).

10.14 Change in Control Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Edward J. Shubel. *

10.15 Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Edward J. Shubel. *

10.16 Change in Control Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Paul E. Donofrio. *

10.17 Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Paul E. Donofrio. *

10.18 Change in Control Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Fuat Agi. *

10.19 Change in Control Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Larry Konopelko. *

10.20 Change in Control Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Nicholas Mazzella. *

21.1 - Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1995 (Commission File No. 0-8574)).

23.1 -   Consent of Independent Public Accountants. *

27.1 -   Financial Data Schedule. *


* Filed herewith.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997.................F-3

Consolidated Statements of Operations for the three years
  ended December 31, 1998....................................................F-4

Consolidated Statements of Shareholders' Equity for the three years ended
  December 31, 1998..........................................................F-5

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1998..........................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Microwave Power Devices, Inc.:

      We have audited the accompanying consolidated balance sheets of Microwave Power Devices, Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microwave Power Devices, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Melville, New York
March 1, 1999

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                                                                          1998       1997
                                                                          ----       ----
                                                                          (in thousands,
                                                                        except share data)
                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................................   $    667    $    687
   Accounts receivable, net of allowance for doubtful accounts of $75     12,178       8,329
   Inventories, net .................................................     18,861      16,931
   Prepaid expenses and other current assets ........................        476         706
   Deferred income taxes ............................................      3,426       1,777
                                                                        --------    --------
        Total current assets ........................................     35,608      28,430

PROPERTY, PLANT AND EQUIPMENT, net ..................................      8,834       8,273
INTANGIBLE ASSETS, net ..............................................        307         389
OTHER LONG-TERM ASSETS ..............................................        673         903
DEFERRED INCOME TAXES ...............................................      1,453       3,827
                                                                        --------    --------
                                                                        $ 46,875    $ 41,822
                                                                        ========    ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ................................   $  1,082    $    650
   Accounts payable .................................................      8,970       4,848
   Accrued liabilities ..............................................      2,959       3,186
   Customer advance payments ........................................        921       1,563
                                                                        --------    --------
        Total current liabilities ...................................     13,932      10,247
                                                                        --------    --------
LONG-TERM DEBT ......................................................     12,162      12,626
                                                                        --------    --------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
         no shares issued or outstanding ............................         --          --
   Common stock, $.01 par value; 25,000,000 shares authorized;
        10,397,520 and 10,378,750 shares issued and outstanding,
        respectively.................................................        104         104
   Additional paid-in capital .......................................     23,406      23,306
   Notes receivable from shareholders ...............................       (188)       (188)
   Retained earnings (accumulated deficit) ..........................     (2,541)     (4,273)
                                                                        --------    --------
        Total shareholders' equity ..................................     20,781      18,949
                                                                        --------    --------
                                                                        $ 46,875    $ 41,822
                                                                        ========    ========

       The accompanying notes are an integral part of these consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended
                                                      ----------------------------------------
                                                      December 31,  December 31,  December 31,
                                                          1998          1997          1996
                                                          ----          ----          ----
                                                        (in thousands, except per share data)

NET SALES ...........................................   $ 55,774      $ 52,037      $ 47,362
COST OF SALES .......................................     38,482        38,142        41,501
                                                        --------      --------      --------
     Gross profit ...................................     17,292        13,895         5,861
                                                        --------      --------      --------

OPERATING EXPENSES:
   General and administrative .......................      3,877         3,575         3,221
   Selling ..........................................      3,748         3,963         3,720
   Research and development (Note 2) ................      5,973         4,367         7,364
                                                        --------      --------      --------
                                                          13,598        11,905        14,305
                                                        --------      --------      --------
     Income (loss) from operations ..................      3,694         1,990        (8,444)

INTEREST EXPENSE, net ...............................      1,185         1,237           948
OTHER (INCOME) EXPENSE, net                                    2           (16)            6
                                                        --------      --------      --------
     Income (loss) before income taxes ..............      2,507           769        (9,398)

PROVISION (BENEFIT) FOR INCOME TAXES ................        775           189        (3,759)
                                                        --------      --------       -------
     Net income (loss) ..............................   $  1,732      $    580      $ (5,639)
                                                        ========      ========       =======

PER SHARE INFORMATION (Note 2):
   Net income (loss) per common share:
     Basic ..........................................   $   0.17     $   0.06       $  (0.54)
                                                        ========     ========       ========
     Diluted ........................................   $   0.17     $   0.06       $  (0.54)
                                                        ========     ========       ========
   Common shares used in computing per share amounts:
     Basic ..........................................     10,380       10,376         10,375
                                                        ========     ========       ========
     Diluted ........................................     10,478       10,465         10,375
                                                        ========     ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                               Notes       Retained
                                                                                 Additional  Receivable    Earnings
                                                                                   Paid-in      from     (Accumulated
                                      Preferred Stock           Common Stock       Capital   Shareholders   Deficit)    Total
                                      ---------------           ------------       -------   ------------   -------     -----
                                     Shares      Amount      Shares      Amount
                                     ------      ------      ------      ------
BALANCE, December 31, 1995 .....         --        $ --      10,375    $    104    $ 23,276    $   (225)   $    786    $ 23,941
   Net loss ....................         --          --          --          --          --          --      (5,639)     (5,639)
                                       ----        ----    --------    --------    --------    --------     -------    --------

BALANCE, December  31, 1996 ....         --          --      10,375         104      23,276        (225)     (4,853)     18,302
   Net income ..................         --          --          --          --          --          --         580         580
   Exercise of  stock options ..         --          --           4          --          30          --          --          30
   Repayment of notes receivable
     from shareholders (Note 7)          --          --          --          --          --          37          --          37
                                       ----        ----    --------    --------    --------    --------     -------    --------

BALANCE, December 31, 1997 .....                     --      10,379         104      23,306        (188)     (4,273)     18,949
   Net income ..................         --          --          --          --          --          --       1,732       1,732
   Exercise of stock options ...         --          --          19          --         100          --          --         100
                                       ----        ----    --------    --------    --------    --------     -------    --------

BALANCE, December 31, 1998 .....         --        $ --      10,398    $    104    $ 23,406    $   (188)   $ (2,541)   $ 20,781
                                       ====        ====    ========    ========    ========    ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended
                                                    -----------------------------------------
                                                    December 31,  December 31, December 31,
                                                        1998         1997          1996
                                                        -----        -----         ----
                                                                 (in thousands)
OPERATING ACTIVITIES:
  Net income (loss) ................................   $ 1,732    $   580       $(5,639)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization ...................     1,470      1,211         1,189
   Deferred income taxes ...........................       725        194        (3,699)
   (Gain) loss on sale of property, plant and
     equipment......................................        --        (19)            3
   Changes in operating assets and liabilities:
    Accounts receivable ............................    (3,849)      (847)        1,944
    Inventories ....................................    (1,930)    (2,569)        4,551
    Prepaid expenses and other assets ..............       461        104          (433)
    Accounts payable and accrued liabilities .......     3,895        235           707
    Customer advance payments ......................      (642)     1,563            --
                                                       -------    -------       -------
          Net cash provided by (used in) operating
            activities..............................     1,862        452        (1,377)
                                                       -------    -------       -------


INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......    (1,937)    (1,337)         (912)
  Proceeds from sale of property, plant and
    equipment ......................................        10         23            15
  Investment in marketable securities ..............        (1)        (4)           --
                                                       -------    -------       -------
          Net cash used in investing activities ....    (1,928)    (1,318)         (897)
                                                       -------    -------       -------

FINANCING ACTIVITIES:
  Proceeds from long-term debt .....................     2,133      2,700            --
  Principal payments of long-term debt .............      (896)      (495)          (40)
  Net proceeds from (repayments on) revolving
    credit loans....................................    (1,269)    (1,717)        3,110
  Deferred financing costs .........................       (22)      (114)          (35)
  Net proceeds from issuance of common stock .......       100         30            --
                                                       -------    -------       -------
          Net cash provided by financing activities.        46        404         3,035
                                                       -------    -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...       (20)      (462)          761
CASH AND CASH EQUIVALENTS, beginning of year .......       687      1,149           388
                                                       -------    -------       -------

CASH AND CASH EQUIVALENTS, end of year .............   $   667    $   687       $ 1,149
                                                       =======    =======       =======

SUPPLEMENTAL DATA:
  Cash paid for interest ...........................   $ 1,239    $ 1,302       $ 1,049
                                                       =======    =======       =======
  Cash paid for income taxes .......................   $   155    $   104       $    23
                                                       =======    =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997
                      (in thousands, except per share data)

1. THE COMPANY:

      The Company, headquartered in Hauppauge, Long Island, New York, is primarily engaged in the engineering and manufacturing of radio frequency and microwave power amplifiers for commercial and military applications. The Company currently markets its products to the wireless telecommunications industry and to the satellite communications, medical and both the U.S. and foreign military marketplaces.

2. SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation

      The consolidated financial statements include the accounts of Microwave Power Devices, Inc. and its wholly-owned operating subsidiary, MPD Technologies, Inc. (together, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Inventories

      Inventories are stated at the lower of cost (using the first-in, first-out cost method) or net realizable value. Work-in-process associated with fixed price long-term contracts is valued at the sum of the direct labor, direct material, other direct costs and related overhead costs incurred under each contract, less amounts charged to cost of sales.

      Progress Payments

      Progress payments received from customers are offset against inventories associated with the contracts for which the payments were received (Note 3). Under contractual arrangements by which progress payments are received from the U.S. Government, the U.S. Government has a lien title interest in the inventories identified with related contracts.

      Long-term Contracts

      In accordance with industry practice, all contract-related assets and liabilities are classified as current, even though certain of these contract-related assets and liabilities may not be realized within one year. This practice is reflective of the Company's operating cycle as a contractor under long-term contracts.

      Property, Plant and Equipment

      Property, plant and equipment is stated at cost less accumulated depreciation and amortization (Note 4). Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets which are as follows:

        Building and improvements........................   7 to 40 years
        Machinery and equipment..........................   3 to 7 years
        Furniture and fixtures...........................   5 to 10 years

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Intangible Assets

      Intangible assets, net of accumulated amortization of approximately $432 and $328 at December 31, 1998 and 1997, respectively, consist of goodwill, bond issuance costs and deferred financing costs. Goodwill represents costs in excess of net assets acquired related to certain acquisitions made by the Company, and is being amortized over periods of 5 and 10 years. Bond issuance costs are being amortized over 30 years, which represents the term of the respective underlying debt agreement. Deferred financing costs are being amortized over 3 years. During 1998 and 1997, the Company incurred $22 and $114, respectively, in deferred financing costs associated with a loan agreement (Note 6).

      Long-Lived Assets

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of the adoption of this standard and its current application have not been material.

      Investment in Marketable Securities

      The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In connection with the adoption of this pronouncement, the debt securities held by the Company and included in the accompanying consolidated balance sheets that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. There were no sales or material gains, losses or changes in the valuation of these securities in 1998, 1997 or 1996.

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

      Research and Development

      Research and development costs are expensed as incurred. Such costs amounted to $5,973, $4,367 and $7,364 for the years ended December 31, 1998, 1997 and 1996, respectively. Certain other development costs are incurred in connection with long-term contracts pursuant to which these costs are financed under related contracts. These costs are included in cost of sales and the related revenues are included in net sales in the accompanying consolidated statements of operations.

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

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

      A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                                                          Net Income (Loss)
                                                                      Net Income (Loss)   Common Shares   Per Common Share
                                                                      -----------------   -------------   ----------------
                                                                              For the year ended December 31, 1996
                                                                              ------------------------------------
Basic EPS
Net loss attributable to common stock                                      $(5,639)         10,375         $ (0.54)
Effect of dilutive securities: stock options ...........................        --              --              --
                                                                           -------         -------         -------

Diluted EPS
Net loss attributable to common stock and assumed option exercises .....   $(5,639)         10,375         $ (0.54)
                                                                           =======         =======         =======

                                                                              For the year ended December 31, 1997
                                                                              ------------------------------------
Basic EPS
Net income attributable to common stock ................................   $   580          10,376         $  0.06
Effect of dilutive securities: stock options ...........................        --              89              --
                                                                           -------         -------         -------

Diluted EPS
Net income attributable to common stock
    and assumed option exercises .......................................   $   580          10,465         $  0.06
                                                                           =======         =======         =======

                                                                              For the year ended December 31, 1998
                                                                              ------------------------------------
Basic EPS
Net income attributable to common stock ................................   $ 1,732          10,380         $  0.17
Effect of dilutive securities: stock options ...........................        --              98              --
                                                                           -------         -------         -------

Diluted EPS
Net income attributable to common stock
    and assumed option exercises .......................................   $ 1,732          10,478         $  0.17
                                                                           =======         =======         =======

      Diluted EPS for 1996 does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive. Diluted EPS for 1997 and 1998 does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive.

      Stock-Based Compensation

      The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However,

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per common share in the notes to financial statements. The Company has elected to provide the necessary pro forma disclosures (Note 9).

      Comprehensive Income

      In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income for the years ended December 31, 1998, 1997 and 1996. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      Recently Issued Accounting Standard

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

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. INVENTORIES, NET:

        At December 31, 1998 and 1997, inventories, net consist of the following:

                                                            1998          1997
                                                            ----          ----
        Raw materials................................    $  8,598      $  7,504
        Work-in-process..............................      14,316        12,349
        Finished goods...............................         296            --
        Unliquidated progress payments...............      (2,755)       (1,789)
                                                         --------      --------
                                                           20,455        18,064
        Less: Reserves...............................
                                                           (1,594)       (1,133)
                                                         --------      --------
                                                         $ 18,861      $ 16,931
                                                         ========      ========

4. PROPERTY, PLANT AND EQUIPMENT, NET:

      At December 31, 1998 and 1997, property, plant and equipment, net consists of the following:

                                                            1998         1997
                                                            ----         ----
        Land.........................................    $    937      $    937
        Building and improvements....................       4,485         4,384
        Machinery and equipment......................       9,211         7,448
        Furniture and fixtures.......................         201           201
                                                         --------      --------
                                                           14,834        12,970
        Less: Accumulated depreciation and
           amortization..............................      (6,000)       (4,697)
                                                         --------      --------
                                                         $  8,834      $  8,273
                                                         ========      ========

5. ACCRUED LIABILITIES:

      At December 31, 1998 and 1997, accrued liabilities consist of the following:

                                                           1998          1997
                                                           ----          ----
        Accrued payroll and benefits.................    $ 1,537       $ 1,868
        Accrued commissions..........................        512           474
        Accrued warranty.............................        685           715
        Other........................................        225           129
                                                         -------       -------
                                                         $ 2,959       $ 3,186
                                                         =======       =======

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. LONG-TERM DEBT:

      At December 31, 1998 and 1997, long-term debt consists of the following:

                                                         1998          1997
                                                         ----          ----
        Industrial Development Revenue Bonds (a).....   $4,570        $4,620
        Loan and security agreement (b)..............    8,674         8,656
                                                        ------        ------
                                                        13,244        13,276

        Less: Current portion........................   (1,082)         (650)
                                                       -------       -------
                                                       $12,162       $12,626
                                                       =======       =======

(a) On June 30, 1992, MPD purchased a 7.4 acre parcel of land and an 86,000 square foot building for use as a corporate headquarters and manufacturing operation for $4,295. MPD financed the acquisition with Industrial Development Revenue Bonds ("IDRBs") totaling $4,810 issued through the Suffolk County Industrial Development Agency ("SCIDA"). The issuance was comprised of $490 Series A Bonds at 7.75% and $4,320 Series B Bonds at 8.5% with interest payable quarterly. The Series A Bonds and the Series B Bonds mature on June 30, 2002 and June 30, 2022, respectively, and are subject to annual mandatory sinking fund redemptions on June 30 of each year beginning with June 30, 1993 and June 30, 2003, respectively. The Series B Bonds include a $425 Debt Service Reserve Fund due and payable on June 30, 2022. Approximately $442 and $441 was in an escrow account in accordance with the terms of the IDRBs and is included in long-term assets in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, respectively. Under IDRB terms, MPD transferred ownership of this facility to the SCIDA at closing and immediately leased back the facility with a lease term equal to the IDRB terms and provided for a one dollar buy-back option at lease end.

(b) On February 13, 1997, the Company entered into a loan agreement with IBJ Schroder Business Credit Corporation ("IBJ"). The loan agreement provided for borrowings up to $13,000 in the form of a revolving line of credit in the amount of $10,300 and a term loan in the amount of $2,700. At December 31, 1997, the line of credit and term loan had outstanding borrowings of $6,406 and $2,250, respectively. Aggregate borrowings under the loan agreement were limited by a borrowing base calculation to the sum of 85% of accounts receivable, as defined, and 40% of raw materials and work-in-process inventories, as defined (borrowings based on eligible inventory are limited to $6,000). Borrowings under the loan agreement were collateralized by accounts receivable, inventory, equipment and certain other assets. The loan agreement would have expired on February 12, 2000 and was renewable thereafter for one-year terms. The loan agreement contained a covenant to maintain a certain fixed charge coverage ratio. Borrowings under the loan agreement for the revolving line of credit and the term loan bore interest at the bank's base rate plus 1.0% and 1.25%, respectively. Effective February 1, 1998, in accordance with the terms of the loan document, the above rates were reduced by 0.5% each.

            On February 27, 1998, the Company entered into an amended loan agreement with IBJ which provides for a $15,450 credit facility consisting of a revolving line of credit in the amount of $10,300, a term loan in the amount of $2,150 and a $3,000 capital equipment ("Capex") loan facility. The revolving line of credit and both the term loan and Capex loan bear interest at annual rates equal to the prime rate plus 0.5% and 0.75%, respectively. The credit facility matures on February 12, 2001 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable, as defined, and 40% of eligible raw materials and work-in-process inventories, as defined (borrowings based on aggregate eligible inventory are limited to $6,000). Borrowings are collateralized by accounts receivable, inventory, equipment and certain other assets. The term loan requires a monthly principal

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      payment of $50. The revolving line of credit increases each month commensurate with term loan repayments until a maximum revolving line of credit of $12,000 is reached. The Capex loan requires monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex loan borrowings had to occur prior to February 27, 1999. At December 31, 1998, the term loan balance was $1,650, borrowings under the $3,000 Capex facility were $2,133 (with a balance due of $1,887) and borrowings under the $10,800 revolving line of credit were $5,137. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

      The aggregate annual maturities of long-term debt, at December 31, 1998, are as follows:

        1999......................................................      $ 1,082
        2000......................................................        1,087
        2001......................................................        6,685
        2002......................................................           70
        2003......................................................           80
        Thereafter................................................        4,240
                                                                        -------
                      Total.......................................      $13,244
                                                                        =======

7. SHAREHOLDERS' EQUITY:

      Notes receivable from shareholders resulted from the issuance of the Company's common stock and are secured by the pledge of such stock. The notes bear interest at 8.0% and are due on September 3, 2001.

8. INCOME TAXES:

      For the years ended December 31, 1998, 1997 and 1996, the provision (benefit) for income taxes consists of the following:

                                                       1998     1997     1996
                                                       ----     ----     ----
        Current:
               Federal.............................. $   --   $   --  $    --
               State................................
                                                         --       --       --
                                                     ------   ------  -------
                                                         --       --       --
                                                     ------   ------  -------
        Deferred:
               Federal..............................    698      170   (3,384)
               State................................     77       19     (375)
                                                     ------   ------  -------
                                                        775      189   (3,759)
                                                     ------   ------  -------
                                                       $775     $189  $(3,759)
                                                     ======   ======  =======

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The following table reconciles the Federal statutory rate to the Company's effective income tax rate for the years ended December 31, 1998, 1997 and 1996:

                                                           1998    1997    1996
                                                           ----    ----    ----
Statutory rate ..........................................    34%     34%     34%
State taxes, net of federal benefit .....................     6       6       6
Change in valuation allowance on deferred tax asset .....    (9)    (15)     --
                                                            ---     ---     ---
Effective Rate ..........................................    31%     25%     40%
                                                            ===     ===     ===

      For the years ended December 31, 1998, 1997 and 1996, the deferred income tax provision (benefit) is related to differences between the financial and tax bases of assets and liabilities resulting from the following:

                                                 1998         1997         1996
                                                 ----         ----         ----
Depreciation ............................     $    82      $    46      $  (137)
Inventories .............................        (203)        (218)         (56)
Accrued vacation expense ................         (13)         (23)         (34)
Accrued warranty costs ..................          12         (126)        (126)
Prepaid real estate taxes ...............          --           (7)           3
Accounts receivable .....................          --           --           (3)
Contract research and development .......         (92)         (46)         231
Other ...................................           7           --           --
Net operating loss carryforwards ........         982          563       (3,637)
                                              -------      -------      -------
                                              $   775      $   189      $(3,759)
                                              =======      =======      =======

      The Company has recorded deferred tax assets for the benefit of federal income tax loss carryforwards and timing differences generated in those years. The Company has reserved a portion of the deferred tax asset with respect to its loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 1998 and 1997, are as follows:

                                                           1998           1997
                                                           ----           ----
Depreciation ...................................        $  (350)        $  (268)
Inventories ....................................            730             528
Accrued vacation expense .......................            290             276
Accrued warranty costs .........................            274             286
Prepaid real estate taxes ......................            (54)            (53)
Accounts receivable ............................             30              30
Contract research and development ..............            (92)           (185)
Net operating loss carryforwards ...............          4,222           5,406
                                                        -------         -------
                                                          5,050           6,020
Less: valuation allowance ......................           (171)           (416)
                                                        -------         -------
Deferred tax asset, net ........................        $ 4,879         $ 5,604
                                                        =======         =======

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9. STOCK OPTION PLANS:

      In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") pursuant to which key employees of the Company and eligible consultants to the Company are eligible to receive incentive and/or non-qualified stock options to purchase up to 525 shares of the Company's common stock. The 1995 Plan, which expires on June 26, 2005, is administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors.

      In March 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which was amended in March 1998, pursuant to which key employees of the Company and eligible consultants to the Company are eligible to receive incentive and/or non-qualified stock options to purchase up to 975 shares of the Company's common stock. The 1996 Plan, which expires on March 5, 2006, is administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors.

      Incentive and non-qualified stock options granted under the 1995 Plan and the 1996 Plan are exercisable for a period of up to 10 years from the date of grant. Incentive stock options are exercisable at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted under the 1995 Plan and the 1996 Plan to a shareholder owning more than 10% of the outstanding common shares may not exceed 5 years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant. Non-qualified stock options are exercisable at an exercise price which is not less than the par value of the Company's common stock on the date of the grant.

      Transactions involving the 1995 Plan and the 1996 Plan for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                               1995 Plan                    1996 Plan
                                               ---------                    ---------
                                         Shares     Option Price     Shares     Option Price
                                         ------     ------------     ------     ------------
     Outstanding at December 31, 1995       455    $8.00 - $10.75        --           $--
     Granted.........................        70   $11.125 - $11.375      49          $11.125
     Exercised.......................        --          --              --            --
     Cancelled.......................       (12)   $8.00 - $10.75        --            --
                                           ----    ---------------      ---

     Outstanding at December 31, 1996       513    $8.00 - $11.375       49          $11.125
     Granted.........................        25    $2.875 - $9.50       187      $2.875 - $9.50
     Exercised.......................        (4)       $8.00             --            --
     Cancelled.......................       (18)   $8.00 - $10.75        (8)          $2.875
                                           ----    ----------------     ---      ---------------

     Outstanding at December 31, 1997       516    $2.875 - $11.375     228     $2.875 - $11.125
     Granted.........................        --          --             208     $6.375 - $7.0625
     Exercised.......................        (8)    $8.00 - $10.75      (10)        $2.875
     Cancelled.......................       (12)       $8.00            (25)     $2.875 - $9.50
                                           ----    ----------------    ----     ----------------
     Outstanding at December 31, 1998       496    $2.875 - $11.375     401     $2.875 - $11.125
                                           ====    ================    ====     ================

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      At December 31, 1998, 460 shares were exercisable and 17 shares were available for grant under the 1995 Plan and 77 shares were exercisable and 564 shares were available for grant under the 1996 Plan.

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

                                              1998           1997        1996
                                              ----           ----        ----
  Net income (loss):         As reported     $1,732          $580      $(5,639)
                             Pro forma        1,396            78       (6,202)
  Basic net income (loss)
      per common share:      As reported      $0.17         $0.06       $(0.54)
                             Pro forma         0.13          0.01        (0.60)
  Diluted net income (loss)
    per common share:        As reported      $0.17         $0.06       $(0.54)
                             Pro forma         0.13          0.01        (0.60)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1998          1997          1996
                                              ----          ----          ----
  Fair value................................ $3.49          $1.94         $5.26
  Expected life (years).....................   4.0            4.0           4.0
  Risk-free interest rate...................   5.7%           6.1%          5.5%
  Volatility................................    66%            70%           54%
  Dividend yield............................     0%             0%            0%

      The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because additional stock option grants are anticipated in future years.

10. DEFINED CONTRIBUTION PENSION PLAN:

      MPD maintains a defined contribution pension plan which covers substantially all employees and provides for employee contributions of up to 14% of their salary, a portion of which is matched by MPD. Contributions by MPD were $536, $500 and $493, in 1998, 1997 and 1996, respectively.

11. SEGMENT INFORMATION:

      Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments:
(i) wireless products and (ii) satellite, medical and military products. The following represents selected consolidated financial information for the Company's segments for the years ended December 31, 1998, 1997 and 1996:

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                      Satellite, Medical
                                  Wireless Products  and Military Products     Total 1998
                                  -----------------  ---------------------     ----------
  Net sales...................         $16,986              $38,788            $55,774
  Gross profit................           3,799               13,493             17,292
  Net income (loss)...........         (3,322)                5,054              1,732
  Assets......................          12,492               34,383             46,875

                                                      Satellite, Medical
                                  Wireless Products  and Military Products     Total 1997
                                  -----------------  ---------------------     ----------
  Net sales...................         $26,397              $25,640            $52,037
  Gross profit................           5,048                8,847             13,895

                                                      Satellite, Medical
                                  Wireless Products  and Military Products     Total 1996
                                  -----------------  ---------------------     ----------
  Net sales...................         $26,783              $20,579            $47,362
  Gross profit (loss).........           (405)                6,266              5,861

      The Company has not restated any other prior period information, as it would be impracticable.

      For the years ended December 31, 1998, 1997 and 1996, sales and accounts receivables as a percentage of net sales and total accounts receivable, respectively, by geographic area and major customer are as follows:

Geographic Data:
                                                          1998     1997     1996
                                                          ----     ----     ----
Sales:
        U.S. Commercial OEMs & Prime Contractors.......    56%      72%      49%
        U.S. Government................................    28%       4%       8%
        Europe.........................................    10%      10%       9%
        Asia...........................................     4%      14%      34%
        South America..................................     2%      --       --
        Other Foreign (less than 1%)...................    --       --       --
Accounts Receivable:
        U.S. Commercial OEMs & Prime Contractors.......    50%      62%      66%
        U.S. Government................................    21%       7%       6%
        Europe.........................................    18%      26%      26%
        Asia...........................................     2%       5%       2%
        South America..................................     9%      --       --
        Other Foreign (less than 1%)...................    --       --       --

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Major Customers:
                                                          1998     1997     1996
                                                          ----     ----     ----
Sales:
        Customer A.....................................     --      13%      34%
        Customer B.....................................     17%     33%      19%
        Customer C.....................................     --      16%      --
        Customer D.....................................     --      --       --
        Customer E.....................................     --      --       --
        Customer F.....................................     26%     --       --
        Customer G.....................................     10%     --       --
Accounts Receivable
        Customer A.....................................     --      --       --
        Customer B.....................................     16%     26%      24%
        Customer C.....................................     --      11%      --
        Customer D.....................................     --      12%      --
        Customer E.....................................     --      --       13%
        Customer F.....................................     18%     --       --
        Customer G.....................................     13      --       --

12. COMMITMENTS AND CONTINGENCIES:

      Operating Leases

      Rent expense, including amounts charged to inventory as part of overhead allocations and the rental of machinery and equipment (on a month-to-month basis) was $1,270, $1,487 and $1,434 for the years ended December 31, 1998, 1997 and 1996, respectively.

      Litigation

      In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

      Employment, Consulting and Other Agreements

      The Company has an employment agreement with its President and Chief Executive Officer which expires on August 30, 1999 and provides for an annual base salary of $279. The terms of the agreement are automatically renewed for successive one year terms. Additionally, the Company has consulting agreements with two director/shareholders which provide for aggregate annual compensation of $225. The Company also has agreements with certain individuals which include certain provisions related to severance and other benefits due upon a change in control of the Company, as defined in these agreements.

      Letters of Credit

      As of December 31, 1998 and 1997, the Company had outstanding letters of credit aggregating $3,859 and $1,799, respectively.