Form 10-Q
period 1999-03-31
MICROWAVE POWER DEVICES INC
filed 1999-04-29
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1999.

                                       OR

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to ____________________.

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

                                Yes |X|. No |_|.

As of April 19, 1999, there were 10,479,349 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                         Page No.
                                                                        --------

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets --
          March 31, 1999 and December 31, 1998..........................   3

          Consolidated Statements of Operations --
          Three months ended March 31, 1999 and 1998....................   4

          Consolidated Statements of Cash Flows --
          Three months ended March 31, 1999 and 1998....................   5

          Notes to Consolidated Financial Statements....................   6


ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   9

ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk..........................................................   13

PART II -- OTHER INFORMATION

ITEM 1.   Legal Proceedings.............................................   13

ITEM 6.   Exhibits and Reports on Form 8-K .............................   13

SIGNATURES..............................................................   14

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        March 31,   December 31,
                                                          1999         1998
                                                        --------     --------
                                                       (unaudited)    (audited)

                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ......................    $    706     $    667
    Accounts receivable, net of allowance for
      doubtful accounts of $75 .....................      12,159       12,178
    Inventories, net ...............................      21,119       18,861
    Prepaid expenses and other current assets ......         446          476
    Deferred income taxes ..........................       4,068        3,426
                                                        --------     --------
       Total current assets ........................      38,498       35,608
PROPERTY, PLANT AND EQUIPMENT, net .................       9,467        8,834
INTANGIBLE ASSETS, net .............................         281          307
OTHER LONG-TERM ASSETS .............................         622          673
DEFERRED INCOME TAXES ..............................         340        1,453
                                                        --------     --------
                                                        $ 49,208     $ 46,875
                                                        ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ..............    $  1,255     $  1,082
    Accounts payable ...............................      10,481        8,970
    Accrued liabilities ............................       3,298        2,959
    Customer advance payments ......................          --          921
                                                        --------     --------
       Total current liabilities ...................      15,034       13,932
                                                        --------     --------
LONG-TERM DEBT .....................................      12,191       12,162
                                                        --------     --------
SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; no
      shares issued or outstanding .................          --           --
    Common stock, $.01 par value;
      25,000,000 shares authorized;
      10,469,719 and 10,397,520 shares
      issued and outstanding, respectively .........         105          104
    Additional paid-in capital .....................      23,775       23,406
    Notes receivable from shareholders .............        (188)        (188)
    Retained earnings (accumulated deficit) ........      (1,709)      (2,541)
                                                        --------     --------
       Total shareholders' equity ..................      21,983       20,781
                                                        --------     --------
                                                        $ 49,208     $ 46,875
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                            For the Three Months
                                                                   Ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              1999        1998
                                                            ---------  ---------

NET SALES ...............................................   $ 17,248    $ 11,439
COST OF SALES ...........................................     11,988       7,680
                                                            --------    --------
       Gross profit .....................................      5,260       3,759
                                                            --------    --------

OPERATING EXPENSES:
    General and administrative ..........................      1,006         974
    Selling .............................................      1,037         896
    Research and development ............................      1,610       1,408
                                                            --------    --------
                                                               3,653       3,278
                                                            --------    --------
       Income from operations ...........................      1,607         481
INTEREST EXPENSE, net ...................................        294         276
OTHER INCOME, net .......................................         (1)         --
                                                            --------    --------
       Income before income taxes .......................      1,314         205
PROVISION FOR INCOME TAXES ..............................        482          22
                                                            --------    --------
       Net income .......................................   $    832    $    183
                                                            ========    ========

PER SHARE INFORMATION:
    Net income per common share:
       Basic ............................................   $   0.08    $   0.02
                                                            ========    ========
       Diluted ..........................................   $   0.08    $   0.02
                                                            ========    ========
    Common shares used in computing per share amounts:
       Basic ............................................     10,446      10,379
                                                            ========    ========
       Diluted ..........................................     10,695      10,479
                                                            ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                      For the Three Months Ended
                                                      --------------------------
                                                        March 31,     March 31,
                                                          1999          1998
                                                        ---------     ---------
OPERATING ACTIVITIES:
    Net income .....................................    $   832       $   183
    Adjustments to reconcile net income
      to net cash provided by
      (used in) operating activities:
       Depreciation and amortization ..............        375           331
       Deferred income taxes ......................        471             9
    Changes in operating assets and
       liabilities:
       Accounts receivable .........................         19           731
       Inventories .................................     (2,259)       (1,519)
       Prepaid expenses and other assets ...........         81           127
       Accounts payable and accrued
         liabilities ...............................      1,850           527
       Customer advance payments ...................       (921)         (421)
                                                        -------       -------
          Net cash provided by
            (used in) operating activities .........        448           (32)
                                                        -------       -------
INVESTING ACTIVITIES:
       Purchases of property, plant
            and equipment ..........................       (982)         (111)
                                                        -------       -------
          Net cash used in investing
            activities .............................       (982)         (111)
                                                        -------       -------
FINANCING ACTIVITIES:
       Proceeds from long-term debt ................        867           939
       Principal payments of
          long-term debt ...........................       (277)         (150)
       Net repayments on revolving
          credit loans .............................       (387)         (704)
       Deferred financing costs ....................         --           (22)
       Net proceeds from issuance
          of common stock ..........................        370            --
                                                        -------       -------

          Net cash provided by financing
            activities .............................        573            63
                                                        -------       -------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ...............................         39           (80)
CASH AND CASH EQUIVALENTS,
    beginning of year ..............................        667           687
                                                        -------       -------
CASH AND CASH EQUIVALENTS,
    end of period ..................................    $   706       $   607
                                                        =======       =======

SUPPLEMENTAL DATA:
    Cash paid for interest .........................    $   307       $   290
                                                        =======       =======
    Cash paid for income taxes .....................    $     3       $    52
                                                        =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                      (in thousands, except per share data)
                                   (unaudited)

      1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1998 audited consolidated financial statements included in the Company's 1998 Annual Report and the Company's 1998 Annual Report on Form 10-K filed with the SEC on March 19, 1999. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.


      2. The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                           Net Income Per
                                              Net Income   Common Shares    Common Share
                                              ----------   -------------    ------------

                                                 For the quarter ended March 31, 1999
                                                 ------------------------------------
Basic EPS
Net income attributable to common stock          $832         10,446           $0.08
Effect of dilutive securities: stock options       --            249              --
                                                 ----         ------           -----
Diluted EPS
Net income attributable to common stock          $832         10,695           $0.08
    and assumed option exercises                 ====         ======           =====

                                                 For the quarter ended March 31, 1998
                                                 ------------------------------------
Basic EPS
Net income attributable to common stock          $183         10,379           $0.02
Effect of dilutive securities: stock options       --            100              --
                                                 ----         ------           -----
Diluted EPS
Net income attributable to common stock and      $183         10,479           $0.02
   assumed option exercises                      ====         ======           =====

      Diluted EPS, for the three months ended March 31, 1999 and 1998, does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive.

      3. The following stock options were granted, cancelled or exercised during the first quarter of 1999 under either the 1995 or 1996 Stock Option Plans:

            Granted                 Cancelled               Exercised
            -------                 ---------               ---------
            215 @ $10.00            4 @ $2.875 - $6.35      72 @ $2.875 - $8.00

      4. Segment Information

      Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments:
(i) wireless products and (ii) satellite, medical and military products. The following represents selected consolidated financial information for the Company's segments for the quarters ended March 31, 1999 and 1998:

                                                  Satellite, Medical
  March 31, 1999          Wireless Products    and Military Products       Total
  --------------          -----------------    ---------------------       -----

Net sales...............       $ 8,132                $ 9,116            $17,248
Gross profit............         2,170                  3,090              5,260
Net income (loss).......          (261)                 1,093                832
Assets..................        17,748                 31,460             49,208

                                                  Satellite, Medical
  March 31, 1999          Wireless Products    and Military Products       Total
  --------------          -----------------    ---------------------       -----

Net sales...............       $ 3,910                $ 7,529            $11,439
Gross profit............           824                  2,935              3,759
Net income (loss).......        (1,226)                 1,409                183
Assets..................        10,701                 31,495             42,196

      5. Comprehensive Income

      In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income for the quarters ended March 31, 1999 and 1998. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      6. Recently Issued Accounting Standards

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      Microwave Power Devices, Inc. ("Microwave Power Devices" or the "Company") commenced operations in 1967. During the past 32 years, the Company has designed, manufactured and marketed high-power, solid-state, radio frequency ("RF") and microwave power amplifiers and related subsystems for military, medical, satellite and wireless telecommunications applications.

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

Forward-Looking Statements

      Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's 1998 Annual Report on Form 10-K, filed March 19, 1999, under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form S-1 dated September 29, 1995, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

Results of Operations --
First Quarters Ended March 31, 1999 and March 31, 1998

      Net Sales. Net sales increased by 51% to $17.2 million in the first quarter of 1999 from $11.4 million in the first quarter of 1998. This sales increase was primarily due to higher shipments of the Company's commercial and military products. Sales of commercial products increased by 48% to $10.0 million in the first quarter of 1999 from $6.8 million in the first quarter of 1998, representing 58% and 59%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher shipments to a wireless telecommunications original equipment manufacturer ("OEM"), partially offset by lower shipments to one satellite communications and one wireless telecommunications OEM. Sales of military products increased by 55% to $7.2 million in the first quarter of 1999 from $4.6 million in the first quarter of 1998, representing 42% and 41%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on a domestic military program and a U. S. Government military program, partially offset by lower market demand for various other MPD and Republic military products.

      International sales increased by 48% to $2.6 million in the first quarter of 1999 from $1.7 million in the first quarter of 1998, totaling 15% of net sales in both the first quarters of 1999 and 1998. The increase in international sales was predominantly due to higher market demand for foreign wireless telecommunications business. In the first quarter of 1999, sales to a domestic commercial OEM (Customer B) and two domestic military OEMs (Customer F and Customer G) accounted for 37%, 17% and 12%, respectively, of the Company's net sales. In the first quarter of 1998, sales to two domestic commercial OEMs (Customer B and Customer C) and one domestic military OEM (Customer F) accounted for 22%, 18% and 18%, respectively, of the Company's net sales.

      The Company has recently begun to enter into arrangements with its major wireless OEM customers whereby those customers stock the Company's amplifiers on a consignment basis until they are consumed in production, at which time revenue is recognized. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's estimated future product requirements. These forecasts provide the Company with a one year forward-look which details the weekly requirements for the first 26 weeks and the monthly requirements for the remaining six months. If the customer's actual product needs ultimately are less than the customer's forecasted expectations or, conversely, if the customer's actual product needs ultimately substantially exceed the customer's forecasted expectations such that the Company cannot fulfill them, there could be a material adverse effect on the Company's business, financial condition and results of operations.

      Gross Profit. Gross profit increased by 40% to $5.3 million in the first quarter of 1999 from $3.8 million in the first quarter of 1998. The Company's gross profit margin (gross profit as a percentage of net sales) decreased, however, to 30.5% in the first quarter of 1999 from 32.9% in the first quarter of 1998. The decrease in gross profit margin was primarily due to a less favorable revenue mix of lower gross profit margin business. Specifically, shipments for satellite communications product were down while wireless telecommunications product shipments were up. Satellite communications product revenues historically have yielded a higher gross profit margin compared to wireless telecommunications product revenues. In addition to the above, the following factors adversely affected the Company's gross profit margin for the first quarter of 1999: (i) low gross profits the Company is experiencing on three foreign military OEM contracts (the result of competitive pricing pressures and/or technical problems), (ii) low gross profits the Company is experiencing on two wireless telecommunications orders ( the result of sluggish demand which has created manufacturing inefficiencies) and (iii) a lower than anticipated absorption of overhead expenses.

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

      Certain of the purchase orders or contracts comprising backlog at March 31, 1999 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses remained relatively stable at $1.0 million in both the first quarters of 1999 and 1998, but represented 5.8% and 8.5%, respectively, of net sales.

      Selling Expenses. Selling expenses increased by 16% to $1.0 million in the first quarter of 1999 from $0.9 million in the first quarter of 1998, representing 6.0% and 7.9%, respectively, of net sales. The increase in selling expenses resulted primarily from higher bid and proposal activities and increased product demonstration requests by both wireless telecommunications and other commercial products customers, and higher sales representative commissions, the result of product sales mix variations and the higher overall sales volume.

      Research and Development Expenses. Research and development expenses increased by 14% to $1.6 million in the first quarter of 1999 from $1.4 million in the first quarter of 1998, representing 9.4% and 12.3%, respectively, of net sales. The increase in research and development expenses resulted primarily from increased military and wireless telecommunications product development efforts. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense remained relatively stable at $0.3 million in both the first quarters of 1999 and 1998 but represented 1.7% and 2.4%, respectively, of net sales.

      Provision for Income Taxes. The Company's effective tax rate increased to 36.7% in the first quarter of 1999 from 10.7% in the first quarter of 1998. The effective tax rate for both the first quarters of 1999 and 1998 were favorably impacted by the partial recovery of a previously reserved deferred tax asset as a result of the Company's improved profitability position as compared to the same periods in 1998 and 1997, respectively. Without the benefit of this change in the reserve, the effective tax rate for both the first quarters of 1999 and 1998 would have been 40.0%. The Company will continue to assess the reserved deferred tax asset each reporting quarter. There can no assurances, however, that the Company will continue to achieve taxable income in the future.

Liquidity and Capital Resources

      Since the Company successfully completed its IPO in 1995, the Company has financed its operations and met its capital requirements through the following two sources: (i) a credit facility and/or (ii) cash provided by operating activities.

      In February 1998, the Company entered into a loan agreement with IBJ Whitehall Business Credit Corporation ("IBJ") which provides for a $15.45 million credit facility consisting of a revolving line of credit in the amount of $10.3 million, a term loan in the amount of $2.15 million and a $3.0 million capital equipment ("Capex") loan facility. The revolving line of credit and both the term loan and Capex loan bear interest at annual rates equal to the prime rate plus 0.5% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2001 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $6.0 million). The term loan requires a monthly principal payment of $0.05 million. The revolver increases each month commensurate with term loan repayments until a maximum revolving line of credit of $12.0 million is reached. The Capex loan requires monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex loans borrowings had to occur prior to February 27, 1999, at which time the aggregate Capex loan borrowings totaled $3.0 million. At March 31, 1999, the term loan balance was $1.5 million, borrowings due under the Capex facility were $2.6 million and borrowings under the $10.95 million revolving line of credit were $4.8 million. In addition, $3.9 million of the revolving line of credit is committed to the Company's outstanding letters of credit. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

      Operating activities provided net cash and used net cash of $0.45 million and $0.03 million in the first three months of 1999 and 1998, respectively. From December 31, 1998 to March 31, 1999, inventory increased by $2.3 million, accounts payable and accrued liabilities increased by $1.9 million, customer advance payments decreased by $0.9 million and accounts receivable remained stable. The increase in inventory was primarily due to an increase in finished goods and raw materials inventory for wireless telecommunications products. The increase in accounts payable and accrued liabilities was primarily the result of higher supplier trade credit. The decrease in customer advance payments was primarily due to the use of advance payments received in the fourth quarter of 1997 and in the second quarter of 1998, from a foreign military OEM. Investing activities, which consisted of equipment acquisitions, used net cash of $1.0 million and $0.1 million in the first three months of 1999 and 1998, respectively. Financing activities, which consisted primarily of proceeds from long-term debt, principal payments of long-term debt, net repayments made on the revolving line of credit and net proceeds from the issuance of common stock (upon the exercise of stock options), provided net cash of $ 0.57 million and $0.06 million in the first three months of 1999 and 1998, respectively.

      Capital expenditures were $1.0 million and $0.1 million in the first three months of 1999 and 1998, respectively. These expenditures were funded primarily through the Company's credit facility. Principal expenditures for the first three months of 1999 included engineering and manufacturing test equipment, a third stencil printer and convection oven to support the Company's automated assembly efforts and enhancements to the Company's CAD systems. The Company anticipates making additional capital expenditures of approximately $1.5 million during the remainder of 1999, including the purchase of additional engineering and manufacturing test equipment, computer equipment upgrades, continued enhancements to its CAE/CAD systems and possibly the purchase of a third automated surface-mount pick-n-place machine. It is anticipated that capital expenditures for 1999 will be financed by the Company's credit facility, cash provided by operating activities and/or third party financing sources.

      As of March 31, 1999, the Company had working capital of approximately $23.5 million, compared to approximately $21.7 million as of December 31, 1998. Working capital as of March 31, 1999 included approximately $12.2 million and $21.1 million in accounts receivable and inventory, respectively compared to December 31, 1998 working capital which included approximately $12.2 million and $18.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of both March 31, 1999 and December 31, 1998 was 2.6:1. As of both March 31, 1999 and December 31, 1998, the Company's debt to equity ratio was 0.6:1.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's principal financial instrument is long-term debt under a credit facility (consisting of a revolving line of credit, term loan and Capex loan facility) that provides for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At March 31, 1999, an aggregate principal amount of $8.9 million was outstanding under the Company's credit facility, with spreads ranging from 0.5% to 0.75% over prime, and represented a weighted average annual interest rate of 9.5%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1.1%, the Company would pay or save, respectively, an additional $0.1 million in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      Reference is made to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed March 19, 1999.

ITEM 6. Exhibits and Reports on Form 8-K.

      (a) Exhibit 27.1           Financial Data Schedule.

      (b) No reports on Form 8-K were filed during the quarter ending March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MICROWAVE POWER DEVICES, INC.
                                          (Registrant)

Dated:       April 28, 1999         /s/ Edward J. Shubel
       --------------------------   ------------------------------
                                    By: Edward J. Shubel
                                    President and CEO


Dated:       April 28, 1999         /s/ Paul E. Donofrio
       --------------------------   ------------------------------
                                    By: Paul E. Donofrio
                                    Executive Vice President, COO and CFO
                                    (Principal Financial and Accounting Officer)