Form 10-Q
period 1999-06-30
MICROWAVE POWER DEVICES INC
filed 1999-08-12
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999.

                                       OR

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ____________________ to __________________.

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

                                Yes |X|. No |_|.


As of July 31, 1999, there were 10,563,540 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                         Page No.
                                                                        --------

ITEM 1. Consolidated Financial Statements
        Consolidated Balance Sheets --
        June 30, 1999 and December 31, 1998 ..........................         3

        Consolidated Statements of Operations --
        Three and six months ended June 30, 1999 and 1998 ............         4

        Consolidated Statements of Cash Flows --
        Six months ended June 30, 1999 and 1998 ......................         5

        Notes to Consolidated Financial Statements ...................         6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................         9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ...        15

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings ............................................        16

ITEM 4. Submission of Matters to a Vote of Security Holders ..........        16

ITEM 6. Exhibits and Reports on Form 8-K .............................        16

SIGNATURES ...........................................................        17

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      June 30,     December 31,
                                                        1999           1998
                                                     -----------   ------------
                                                     (unaudited)     (audited)
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................    $    685       $    667
  Accounts receivable, net of allowance
    for doubtful accounts of $75 .................      11,591         12,178
  Inventories, net ...............................      21,998         18,861
  Prepaid expenses and other
    current assets ...............................         642            476
  Deferred income taxes ..........................       3,982          3,426
                                                      --------       --------
      Total current assets .......................      38,898         35,608
PROPERTY, PLANT AND EQUIPMENT, net ...............       9,749          8,834
INTANGIBLE ASSETS, net ...........................         293            307
OTHER LONG-TERM ASSETS ...........................         543            673
DEFERRED INCOME TAXES ............................          --          1,453
                                                      --------       --------
                                                      $ 49,483       $ 46,875
                                                      ========       ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ..............    $  1,418       $  1,082
  Accounts payable ...............................       8,275          8,970
  Accrued liabilities ............................       3,785          2,959
  Customer advance payments ......................          --            921
                                                      --------       --------
      Total current liabilities ..................      13,478         13,932
                                                      --------       --------
LONG-TERM DEBT ...................................      12,141         12,162
                                                      --------       --------
DEFERRED INCOME TAXES ............................         350             --
                                                      --------       --------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized;
    no shares issued or outstanding ..............          --             --
  Common stock, $.01 par value;
    25,000,000 shares authorized;
    10,514,806 and 10,397,520 shares
    issued and outstanding, respectively .........         105            104
  Additional paid-in capital .....................      24,018         23,406
  Notes receivable from shareholders .............        (188)          (188)
  Retained earnings (accumulated deficit) ........        (421)        (2,541)
                                                      --------       --------
      Total shareholders' equity .................      23,514         20,781
                                                      --------       --------
                                                      $ 49,483       $ 46,875
                                                      ========       ========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                     MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                   For the Three Months Ended    For the Six Months Ended
                                   --------------------------    ------------------------
                                     June 30,       June 30,       June 30,     June 30,
                                       1999          1998            1999         1998
                                   -----------    -----------    -----------   ----------
NET SALES ........................   $ 19,148      $ 13,512       $ 36,396      $ 24,951
COST OF SALES ....................     12,915         9,299         24,903        16,979
                                     --------      --------       --------      --------
  Gross profit ...................      6,233         4,213         11,493         7,972
                                     --------      --------       --------      --------
OPERATING EXPENSES:
  General and administrative .....      1,008         1,104          2,014         2,078
  Selling ........................      1,151           934          2,188         1,830
  Research and development .......      1,698         1,426          3,308         2,834
                                     --------      --------       --------      --------
                                        3,857         3,464          7,510         6,742
                                     --------      --------       --------      --------
    Income from operations .......      2,376           749          3,983         1,230
INTEREST EXPENSE, net ............        303           288            597           564
OTHER INCOME, net ................         (2)           --             (3)           --
                                     --------      --------       --------      --------
    Income before income taxes ...      2,075           461          3,389           666
PROVISION FOR INCOME TAXES .......        787           125          1,269           147
                                     --------      --------       --------      --------
    Net income ...................   $  1,288      $    336       $  2,120      $    519
                                     ========      ========       ========      ========

PER SHARE INFORMATION:
  Net income per common share:
    Basic ........................   $   0.12      $   0.03       $   0.20      $   0.05
                                     ========      ========       ========      ========
    Diluted ......................   $   0.12      $   0.03       $   0.20      $   0.05
                                     ========      ========       ========      ========
  Common shares used in computing
  per share amounts:
    Basic ........................     10,497        10,379         10,472        10,379
                                     ========      ========       ========      ========
    Diluted ......................     10,904        10,516         10,784        10,491
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       For the Six Months Ended
                                                       -------------------------
                                                         June 30,       June 30,
                                                           1999           1998
                                                       ----------      ---------

OPERATING ACTIVITIES:
  Net income .....................................       $ 2,120        $   519
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..............           758            690
      Deferred income taxes ......................         1,247            122
      Gain on sale of property, plant
        and equipment ............................            (3)            --
  Changes in operating assets and
    liabilities:
      Accounts receivable ........................           587          1,039
      Inventories ................................        (3,137)        (2,747)
      Prepaid expenses and other assets ..........           (36)             9
      Accounts payable and accrued liabilities ...           131            902
      Customer advance payments ..................          (921)           872
                                                         -------        -------
        Net cash provided by operating
          activities .............................           746          1,406
                                                         -------        -------
INVESTING ACTIVITIES:
      Purchases of property, plant
        and equipment ............................        (1,628)        (1,503)
      Proceeds from sale of property,
        plant and equipment ......................             5             10
                                                         -------        -------
        Net cash used in investing
          activities .............................        (1,623)        (1,493)
                                                         -------        -------
FINANCING ACTIVITIES:
      Proceeds from long-term debt ...............         1,659          1,719
      Principal payments of long-term
        debt .....................................          (633)          (397)
      Net repayments on revolving
        credit loans .............................          (711)        (1,344)
      Deferred financing costs ...................           (33)           (22)
      Net proceeds from exercise of
        common stock options .....................           613              2
                                                         -------        -------
        Net cash provided by (used in)
          financing activities ...................           895            (42)
                                                         -------        -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................            18           (129)
CASH AND CASH EQUIVALENTS, beginning of year .....           667            687
                                                         -------        -------
CASH AND CASH EQUIVALENTS, end of period .........       $   685        $   558
                                                         =======        =======

SUPPLEMENTAL DATA:
  Cash paid for interest .........................       $   625        $   591
                                                         =======        =======
  Cash paid for income taxes .....................       $    50        $   131
                                                         =======        =======

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                      (in thousands, except per share data)
                                   (unaudited)

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

      2. The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                  Net Income Per
                                      Net Income   Common Shares   Common Share
                                      ----------   -------------   ------------

                                         For the quarter ended June 30, 1999
                                         -----------------------------------
Basic EPS
Net income attributable to
  common stock                          $ 1,288        10,497         $  0.12
Effect of dilutive securities:
  stock options                              --           407              --
                                        -------        ------         -------
Diluted EPS
Net income attributable to
  common stock and assumed
  option exercises                      $ 1,288        10,904         $  0.12
                                        =======        ======         =======

                                         For the quarter ended June 30, 1998
                                         -----------------------------------
Basic EPS
Net income attributable to
  common stock                          $   336        10,379         $  0.03
Effect of dilutive securities:
  stock options                              --           137              --
                                        -------        ------         -------
Diluted EPS
Net income attributable to
  common stock and assumed
  option exercises                      $   336        10,516         $  0.03
                                        =======       =======         =======

                                         For the six months ended June 30, 1999
                                         --------------------------------------
Basic EPS
Net income attributable to
  common stock                          $ 2,120        10,472         $  0.20
Effect of dilutive securities:
  stock options                              --           312              --
                                        -------        ------         -------
Diluted EPS
Net income attributable to
  common stock and assumed
  option exercises                      $ 2,120        10,784         $  0.20
                                        =======        ======         =======

                                         For the six months ended June 30, 1998
                                         --------------------------------------
Basic EPS
Net income attributable to
  common stock                          $   519        10,379         $  0.05
Effect of dilutive securities:
  stock options                              --           112              --
                                        -------        ------         -------
Diluted EPS
Net income attributable to
  common stock and assumed
  option exercises                      $   519        10,491         $  0.05
                                        =======       =======         =======

      Diluted EPS, for the three months and six months ended June 30, 1999 and 1998, does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive.

      3. The following stock options were granted, cancelled or exercised during the second quarter of 1999 under either the 1995 or 1996 Stock Option Plans:

      Granted                   Cancelled                 Exercised
      -------                   ---------                 ---------
      3  @  $13.9375            1  @  $10.00              45 @ $2.875 - $10.75

      4. Segment Information

      Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments:
(i) wireless products and (ii) satellite, medical and military products. The following represents selected consolidated financial information for the Company's segments for the three and six months ended June 30, 1999 and 1998:

        Three Months                                Satellite, Medical
       June 30, 1999         Wireless Products   and Military Products    Total
       -------------         -----------------   ---------------------    -----

Net sales ..................     $  9,347               $  9,801        $ 19,148
Gross profit ...............        2,757                  3,476           6,233
Net income (loss) ..........          (95)                 1,383           1,288
Total assets ...............       18,652                 30,831          49,483

        Three Months                                Satellite, Medical
       June 30, 1998         Wireless Products   and Military Products    Total
       -------------         -----------------   ---------------------    -----

Net sales ..................     $  4,743               $  8,769        $ 13,512
Gross profit ...............        1,104                  3,109           4,213
Net income (loss) ..........         (669)                 1,005             336
Total assets ...............       11,343                 32,752          44,095

         Six Months                                 Satellite, Medical
       June 30, 1999         Wireless Products   and Military Products    Total
       -------------         -----------------   ---------------------    -----

Net sales ..................     $ 17,479               $ 18,917        $ 36,396
Gross profit ...............        4,927                  6,566          11,493
Net income (loss) ..........         (356)                 2,476           2,120
Total assets ...............       18,652                 30,831          49,483

         Six Months                                 Satellite, Medical
       June 30, 1998         Wireless Products   and Military Products    Total
       -------------         -----------------   ---------------------    -----

Net sales ..................     $  8,653               $ 16,298        $ 24,951
Gross profit ...............        1,928                  6,044           7,972
Net income (loss) ..........       (1,895)                 2,414             519
Total assets ...............       11,343                 32,752          44,095

      5. Comprehensive Income

      In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income for the three and six months ended June 30, 1999 and 1998. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

      Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", which was issued in June 1999, SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after either December 31, 1997 or 1998, at the company's election.

      While the Company operates in international markets, it does so presently without the use of derivatives and therefore these new pronouncements are not applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      Microwave Power Devices, Inc. ("Microwave Power Devices" or the "Company") commenced operations in 1967. During the past 32 years, the Company has designed, manufactured and marketed high power, solid-state, radio frequency ("RF") and microwave power amplifiers and related subsystems for military, medical, satellite and wireless telecommunications applications.

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

Results of Operations --
Second Quarters Ended June 30, 1999 and June 30, 1998

      Net Sales. Net sales increased by 42% to $19.1 million in the second quarter of 1999 from $13.5 million in the second quarter of 1998. This sales increase was primarily due to higher shipments of the Company's commercial products and, to a lesser extent, higher shipments of the Company's military products. Sales of commercial products increased by 74% to $11.1 million in the second quarter of 1999 from $6.4 million in the second quarter of 1998, representing 58% and 47%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher shipments to one domestic and one foreign wireless telecommunications original equipment manufacturer ("OEM"), partially offset by lower shipments to another domestic wireless telecommunications OEM. Sales of military products increased by 12% to $8.0 million in the second quarter of 1999 from $7.1 million in the second quarter of 1998, representing 42% and 53%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on one domestic military program and one foreign military program, partially offset by lower deliveries on one U.S. Government military program.

      International sales increased by 98% to $3.6 million in the second quarter of 1999 from $1.8 million in the second quarter of 1998, totaling 19% of net sales in the second quarter of 1999 compared to 14% in the second quarter of 1998. The increase in international sales was predominantly due to higher market demand for foreign wireless telecommunications OEM business. In the second quarter of 1999, sales to a domestic commercial OEM (Customer B) and a domestic military OEM (Customer F) accounted for 38% and 14%, respectively, of the

Company's net sales. In the second quarter of 1998, sales to a domestic commercial OEM (Customer B) and a domestic military OEM (Customer F) accounted for 22% and 30%, respectively, of the Company's net sales.

      The Company has recently begun to enter into arrangements with its major wireless OEM customers whereby those customers stock the Company's amplifiers on a consignment basis until they are consumed in the customer's production process, at which time revenue is recognized by the Company. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's estimated future product requirements. These forecasts provide the Company with a one year forward-look which details the weekly requirements for the first 26 weeks and the monthly requirements for the remaining six months. The Company's business, financial condition and results of operations could be materially adversely affected if the customer's actual product needs ultimately are less than the customer's forecasted expectations or, conversely, if the customer's actual product needs ultimately substantially exceed the customer's forecasted expectations such that the Company cannot fulfill them.

      Gross Profit. Gross profit increased by 48% to $6.2 million in the second quarter of 1999 from $4.2 million in the second quarter of 1998. The Company's gross profit margin (gross profit as a percentage of net sales) also increased to 32.6% in the second quarter of 1999 from 31.2% in the second quarter of 1998. This gross profit margin increase was primarily due to a higher gross profit margin on Republic military business as compared to the same period in 1998. Despite the above, the following factors adversely affected the gross profit margin for the second quarter of 1999: (i) low gross profits the Company is experiencing on four foreign military OEM contracts (the result of competitive pricing pressures and/or technical issues), (ii) low gross profits the Company is experiencing on three wireless telecommunications products (the result of sluggish demand which has created manufacturing inefficiencies) and (iii) the Company's slower than anticipated transition from the pre-production phase to the production phase on a wireless telecommunications product.

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

      Certain of the purchase orders or contracts comprising backlog at June 30, 1999 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses decreased by 9% to $1.0 million in the second quarter of 1999 from $1.1 million in the second quarter of 1998, representing 5.3% and 8.2%, respectively, of net sales.

      Selling Expenses. Selling expenses increased by 23% to $1.2 million in the second quarter of 1999 from $0.9 million in the second quarter of 1998, representing 6.0% and 6.9%, respectively, of net sales. The increase in selling expenses resulted primarily from higher sales representative commissions (the result of product sales mix variations and the higher overall sales volume) and, to a lesser extent, increased bid and proposal expenditures.

      Research and Development Expenses. Research and development expenses increased by 19% to $1.7 million in the second quarter of 1999 from $1.4 million in the second quarter of 1998, representing 8.9% and 10.6%, respectively, of net sales. This increase resulted primarily from increased wireless telecommunications product development, partially offset by decreased military research and development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense remained relatively stable at $0.3 million in both the second quarters of 1999 and 1998 but represented 1.6% and 2.1%, respectively, of net sales.

      Provision for Income Taxes. The Company's effective tax rate increased to 37.9% in the second quarter of 1999 from 27.0% in the second quarter of 1998. The effective tax rate for both the second quarters of 1999 and 1998 were favorably impacted by the partial recovery of a previously reserved deferred tax asset as a result of the Company's improved profitability position as compared to the same periods in 1998 and 1997. Without the benefit of this change in the reserve, the effective tax rate for both the second quarters of 1999 and 1998 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter.

Six Months Ended June 30, 1999 and June 30, 1998

      Net Sales. Net sales increased by 46% to $36.4 million in the first six months of 1999 from $25.0 million in the first six months of 1998. This sales increase was primarily due to higher shipments of the Company's commercial and military products. Sales of commercial products increased by 61% to $21.2 million in the first six months of 1999 from $13.2 million in the first six months of 1998, representing 58% and 53%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher shipments to one domestic and one foreign wireless telecommunications OEM, partially offset by lower shipments to another domestic wireless telecommunications OEM. Sales of military products increased by 29% to $15.2 million in the first six months of 1999 from $11.8 million in the first six months of 1998, representing 42% and 47%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on one domestic military program and one foreign military program, partially offset by lower deliveries on one Republic foreign military program.

      International sales increased by 74% to $6.2 million in the first six months of 1999 from $3.6 million in the first six months of 1998, totaling 17% of net sales in the first six months of 1999 compared to 14% in the first six months of 1998. The increase in international sales was predominantly due to higher market demand for foreign wireless telecommunications OEM business. In the first six months of 1999, sales to one domestic commercial OEM (Customer B) and two domestic military OEMs (Customer F and Customer G) accounted for 38%, 16% and 11%, respectively, of the Company's net sales. In the first six months of 1998, sales to one domestic military OEM (Customer F) and two domestic commercial OEMs (Customer B and Customer C) accounted for 24%, 22% and 11%, respectively, of the Company's net sales.

      The Company has recently begun to enter into arrangements with its major wireless OEM customers whereby those customers stock the Company's amplifiers on a consignment basis until they are consumed in the customer's production process, at which time revenue is recognized by the Company. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's estimated future product requirements. These forecasts provide the Company with a one year forward-look which details the weekly requirements for the first 26 weeks and the monthly requirements for the remaining six months. The Company's business, financial condition and results of operations could be materially adversely affected if the customer's actual product needs ultimately are less than the customer's forecasted expectations or, conversely, if the customer's actual product needs ultimately substantially exceed the customer's forecasted expectations such that the Company cannot fulfill them.

      Gross Profit. Gross profit increased by 44% to $11.5 million in the first six months of 1999 from $8.0 million in the first six months of 1998. The Company's gross profit margin (gross profit as a percentage of net sales) decreased slightly, however, to 31.6% in the first six months of 1999 from 31.9% in the first six months of 1998. This gross profit margin decrease was primarily due to a lower gross profit margin on commercial business, partially offset by a higher gross profit margin on military business as compared to the first six months of 1998. In addition to the above, the following factors adversely affected the gross profit margin for the first six months of 1999: (i) low gross profits the Company is experiencing on four foreign military OEM contracts (the result of competitive pricing pressures and/or technical issues), (ii) low gross profits the Company is experiencing on three wireless telecommunications products (the result of sluggish demand which has created manufacturing inefficiencies) and (iii) the Company's slower than anticipated transition from the pre-production phase to the production phase on a wireless telecommunications product.

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

      Certain of the purchase orders or contracts comprising backlog at June 30, 1999 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses decreased by 3% to $2.0 million in the first six months of 1999 from $2.1 million in the first six months of 1998, representing 5.5% and 8.3%, respectively, of net sales.

      Selling Expenses. Selling expenses increased by 20% to $2.2 million in the first six months of 1999 from $1.8 million in the first six months of 1998, representing 6.0% and 7.3%, respectively, of net sales. The increase in selling expenses resulted primarily from higher sales representative commissions (the result of product sales mix variations and the higher overall sales volume), higher bid and proposal activities and increased product demonstration requests by both wireless telecommunications and other commercial products customers.

      Research and Development Expenses. Research and development expenses increased by 17% to $3.3 million in the first six months of 1999 from $2.8 million in the first six months of 1998, representing 9.1% and 11.4%, respectively, of net sales. This increase resulted primarily from increased wireless telecommunications product development and, to a lesser extent, increased military research and development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense remained relatively stable at $0.6 million in both the first six months of 1999 and 1998 but represented 1.6% and 2.3%, respectively, of net sales.

      Provision for Income Taxes. The Company's effective tax rate increased to 37.4% for the first six months of 1999 from 22.0% for the first six months of 1998. The effective tax rate for both the first six months of 1999 and 1998 were favorably impacted by the partial recovery of a previously reserved deferred tax asset as a result of the Company's improved profitability position as compared to the same periods in 1998 and 1997. Without the benefit of this change in the reserve, the effective tax rate for both the first six months of 1999 and 1998 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter.

Liquidity and Capital Resources

      Since the successful completion its IPO in 1995, the Company has financed its operations and met its capital requirements through the following two sources: (i) a credit facility and/or (ii) cash provided by operating activities.

      In May 1999, the Company amended its loan agreement with IBJ Whitehall Business Credit Corporation ("IBJ"). The loan agreement now provides for a $20.68 million credit facility consisting of a revolving line of credit in the amount of $13.75 million, a term loan in the amount of $1.4 million and two capital equipment ("Capex") loan facilities, Capex #1 and Capex #2, in the amounts of $2.53 million and $3.0 million, respectively. The revolving line of credit and both the term loan and Capex loans bear interest at annual rates equal to the prime rate and the prime rate plus 0.25%, respectively. The credit facility matures in February 2002 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $7.0 million). The term loan requires a monthly principal payment of $0.05 million. The Capex loans require monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex #2 loan borrowings must occur prior to May 19, 2000. At June 30, 1999, credit facility borrowings totaled $9.0 million which consisted of a term loan balance of $1.35 million, a Capex #1 loan balance of $2.5 million, Capex #2 loan borrowings and balance of $0.8 million and revolving line of credit borrowings of $4.4 million. In addition, $3.9 million of the revolving line of credit is committed to the Company's outstanding letters of credit. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

      Operating activities provided net cash of $0.7 million and $1.4 million in the first six months of 1999 and 1998, respectively. From December 31, 1998 to June 30, 1999, inventory increased by $3.1 million, accounts payable and accrued liabilities increased by $0.1 million, customer advance payments decreased by $0.9 million and accounts receivable decreased by $0.6 million. The increase in inventory was primarily due to an increase in work-in-process, raw materials and finished goods inventories for wireless telecommunications products and, to a lesser extent, an increase in work-in-process inventory for MPD military products. The build-up of wireless inventory is directly related to the ramp-up from pre-production to production quantities (and associated manufacturing inefficiencies) on a particular wireless program, while the military inventory increase is the result of build-up on one long-term program partially being offset by a reduction on another long-term program which is nearing completion. The decrease in customer advance payments was primarily due to the use of advance payments received in the fourth quarter of 1997 and in the second quarter of 1998, from a foreign military OEM. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $1.6 million and $1.5 million in the first six months of 1999 and 1998, respectively. Financing activities, which consisted primarily of proceeds from long-term debt, principal payments of long-term debt, net repayments made on the revolving line of credit and net proceeds from the exercise of common stock options, provided net cash of $0.09 million and used net cash of $0.04 million in the first six months of 1999 and 1998, respectively.

      Capital expenditures were $1.6 million and $1.5 million in the first six months of 1999 and 1998, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility. Principal expenditures for the first six months of 1999 included engineering and manufacturing test equipment (including a discounted buy-out of an off-balance-sheet lease), a third stencil printer and convection oven to support the Company's automated assembly efforts and enhancements to the Company's CAD systems. The Company anticipates making additional capital expenditures of approximately $0.9 million during the remainder of 1999, including the purchase of additional engineering and manufacturing test equipment, computer equipment upgrades, continued enhancements to its CAE/CAD systems and possibly the purchase of a third automated surface-mount pick-n-place machine. It is anticipated that capital expenditures for 1999 will be financed by the Company's credit facility, cash provided by operating activities and/or third party financing sources.

      As of June 30, 1999, the Company had working capital of approximately $25.4 million, compared to approximately $21.7 million as of December 31, 1998. Working capital as of June 30, 1999 included approximately

$11.6 million and $22.0 million in accounts receivable and inventory, respectively, compared to December 31, 1998 working capital which included approximately $12.2 million and $18.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of June 30, 1999 was 2.9:1, compared with a current ratio of 2.6:1 as of December 31, 1998. As of both June 30, 1999 and December 31, 1998, the Company's debt to equity ratio was 0.6:1.

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

      The Company has identified potential deficiencies related to Year 2000 in its information technology systems and is in the process of addressing them through upgrades or other remediation. For example, in 1997 the Company's business and computing system was upgraded and is now Year 2000 compliant (according to the Company's software providers). The Company expects to complete testing and remediation of its internal systems in the third quarter of 1999. In terms of non-information technology systems, the Company has identified those material items which may require remediation or replacement. The Company is in the process of addressing those items and expects to complete testing and remediation or replacement of its non-information technology systems in the third quarter of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain third parties. The Company expects to have a better understanding of the Year 2000 readiness of these third parties in the third quarter of 1999.

      Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are not expected to be material. These costs are anticipated to be incurred primarily in 1999 and include third party consultants, remediation of existing computer software and replacement or remediation of embedded chips. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. At this point in time, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with all engineering and manufacturing companies, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement) that continue for more than several days in various geographic areas from which the Company's raw materials and components are sourced or to which the Company's products are sold. In connection with the production of products and the procurement of raw materials and components, the Company is considering various contingency plans. Continuing failures in key geographic areas in the United States and in certain European and Asian countries that limit procurement or delivery of product would most likely have a material adverse effect on the Company's results of operations. The extent of such lost revenue cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the effect of such lost revenue on the Company's result of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's principal financial instrument is long-term debt under a credit facility (consisting of a revolving line of credit, term loan and two Capex loan facilities) that provides for interest at the prime rate or the prime rate plus 0.25% (depending upon the individual credit facility component). The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 1999, an aggregate principal amount of $9.0 million was outstanding under the Company's credit facility and represented a weighted average annual interest rate of 9.6%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1.1%, the Company would pay or save, respectively, an additional $0.1 million in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      Reference is made to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed March 19, 1999.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Stockholders held Thursday, May 6, 1999, at 11:00 A.M., local time, at the offices of Proskauer Rose LLP, 1585 Broadway, 26th Floor, New York, New York 10036, the following items were voted upon:

                                           For          Against       Abstain
                                           ---          -------       -------

    1. Election of Directors:
         George J. Sbordone             10,037,273          0         20,015
         Edward J. Shubel               10,039,133          0         18,155
         Merril M. Halpern              10,041,473          0         15,815
         A. Lawrence Fagan              10,034,273          0         23,015
         Alfred Weber                   10,039,673          0         17,615
         David J. Aldrich               10,039,473          0         17,815
         Warren A. Law                  10,034,673          0         22,615
         James Silver                   10,039,473          0         17,815

    2. Ratify the appointment
    of Arthur Andersen LLP              10,047,483      5,135          4,670

ITEM 6. Exhibits and Reports on Form 8-K.

      (a) Exhibit 10.21    Amendment No. 2 dated as of May 19, 1999 to a Loan
                           and Security Agreement dated as of February 13, 1997 among IBJ Whitehall Business Credit Corporation
                           (formerly known as IBJ Schroder Business Credit
                           Corporation), as Lender and Agent, and MPD
                           Technologies, Inc.

        Exhibit 27.1       Financial Data Schedule.

      (b) No reports on Form 8-K have been filed during the quarter ending June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MICROWAVE POWER DEVICES, INC.
                                         (Registrant)


Dated: August 10, 1999                 /s/ Edward J. Shubel
                                       -----------------------------------------
                                       By: Edward J. Shubel
                                           President and CEO


Dated: August 10, 1999                 /s/ Paul E. Donofrio
                                       -----------------------------------------
                                       By: Paul E. Donofrio
                                           Executive Vice President, COO and CFO
                                           (Principal Financial and Accounting
                                           Officer)