Form 10-Q
period 1999-09-30
MICROWAVE POWER DEVICES INC
filed 1999-11-04
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.

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

                                 (631) 231-1400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No |_|

As of October 31, 1999, there were 10,637,824 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                         Page No.
                                                                        --------

ITEM 1.    Consolidated Financial Statements
           Consolidated Balance Sheets --
           September 30, 1999 and December 31, 1998 ...................     3

           Consolidated Statements of Operations --
           Three and nine months ended September 30, 1999 and 1998 ....     4

           Consolidated Statements of Cash Flows --
           Nine months ended September 30, 1999 and 1998 ..............     5

           Notes to Consolidated Financial Statements .................     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................     9

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk..    15

PART II -- OTHER INFORMATION

ITEM 1.    Legal Proceedings ..........................................    15

ITEM 6.    Exhibits and Reports on Form 8-K ...........................    15

SIGNATURES ............................................................    16

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  September 30,  December 31,
                                                                                      1999           1998
                                                                                  -------------  ------------
                                                                                   (unaudited)     (audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................................     $    645      $    667
     Accounts receivable, net of allowance for doubtful accounts of
        $90 and $75, respectively ..............................................       14,249        12,178
     Inventories, net ..........................................................       23,107        18,861
     Prepaid expenses and other current assets .................................          759           476
     Deferred income taxes .....................................................        3,836         3,426
                                                                                     --------      --------
          Total current assets .................................................       42,596        35,608
PROPERTY, PLANT AND EQUIPMENT, net .............................................        9,639         8,834
INTANGIBLE ASSETS, net .........................................................          270           307
OTHER LONG-TERM ASSETS .........................................................          492           673
DEFERRED INCOME TAXES ..........................................................           --         1,453
                                                                                     --------      --------
                                                                                     $ 52,997      $ 46,875
                                                                                     ========      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt .........................................     $  1,418      $  1,082
     Accounts payable ..........................................................        8,280         8,970
     Accrued liabilities .......................................................        3,804         2,959
     Customer advance payments .................................................           --           921
                                                                                     --------      --------
          Total current liabilities ............................................       13,502        13,932
                                                                                     --------      --------
LONG-TERM DEBT .................................................................       14,457        12,162
                                                                                     --------      --------
DEFERRED INCOME TAXES ..........................................................          350            --
                                                                                     --------      --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued or outstanding ........................................           --            --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        10,637,824 and 10,397,520 shares issued and outstanding, respectively ..          106           104
     Additional paid-in capital ................................................       24,781        23,406
     Notes receivable from shareholders ........................................         (123)         (188)
     Retained earnings (accumulated deficit) ...................................          (76)       (2,541)
                                                                                     --------      --------
          Total shareholders' equity ...........................................       24,688        20,781
                                                                                     --------      --------
                                                                                     $ 52,997      $ 46,875
                                                                                     ========      ========

       The accompanying notes are an integral part of these consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                For the Three Months Ended         For the Nine Months Ended
                                                                --------------------------         -------------------------
                                                               September 30,    September 30,    September 30,     September 30,
                                                                   1999             1998             1999              1998
                                                                 --------         --------         --------          --------
NET SALES ..................................................     $ 16,417         $ 13,098         $ 52,813          $ 38,049
COST OF SALES ..............................................       11,794            9,164           36,697            26,143
                                                                 --------         --------         --------          --------
          Gross profit .....................................        4,623            3,934           16,116            11,906
                                                                 --------         --------         --------          --------
OPERATING EXPENSES:
     General and administrative ............................          957              921            2,971             2,999
     Selling ...............................................        1,031              926            3,219             2,756
     Research and development ..............................        1,802            1,531            5,110             4,365
                                                                 --------         --------         --------          --------
                                                                    3,790            3,378           11,300            10,120
                                                                 --------         --------         --------          --------
          Income from operations ...........................          833              556            4,816             1,786
INTEREST EXPENSE, net ......................................          331              315              928               879
OTHER INCOME, net ..........................................            0                0               (3)                0
                                                                 --------         --------         --------          --------
          Income before income taxes .......................          502              241            3,891               907
PROVISION FOR INCOME TAXES .................................          157               36            1,426               183
                                                                 --------         --------         --------          --------
          Net income .......................................     $    345         $    205         $  2,465          $    724
                                                                 ========         ========         ========          ========

PER SHARE INFORMATION:
     Net income per common share:
          Basic ............................................     $   0.03         $   0.02         $   0.23          $   0.07
                                                                 ========         ========         ========          ========
          Diluted ..........................................     $   0.03         $   0.02         $   0.23          $   0.07
                                                                 ========         ========         ========          ========
     Common shares used in computing per share amounts:
          Basic ............................................       10,565           10,379           10,503            10,379
                                                                 ========         ========         ========          ========
          Diluted ..........................................       10,953           10,433           10,860            10,474
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           For the Nine Months Ended
                                                                           -------------------------
                                                                          September 30,  September 30,
                                                                               1999           1998
                                                                          -------------  -------------
OPERATING ACTIVITIES:
     Net income ......................................................       $ 2,465        $   724
     Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
          Depreciation and amortization ..............................         1,159          1,074
          Provision for doubtful accounts ............................            15             --
          Deferred income taxes ......................................         1,393            150
          Gain on sale of property, plant and equipment ..............            (4)            --
     Changes in operating assets and liabilities:
          Accounts receivable ........................................        (2,086)         1,064
          Inventories ................................................        (4,246)        (4,037)
          Prepaid expenses and other assets ..........................          (102)           267
          Accounts payable and accrued liabilities ...................           155          2,380
          Customer advance payments ..................................          (921)           249
                                                                             -------        -------
               Net cash (used in) provided by operating activities ...        (2,172)         1,871
                                                                             -------        -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment .................        (1,895)        (1,679)
          Proceeds from sale of property, plant and equipment ........             5             10
          Investment in marketable securities ........................            --              6
                                                                             -------        -------
               Net cash used in investing activities .................        (1,890)        (1,663)
                                                                             -------        -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt ...............................         1,659          2,133
          Principal payments of long-term debt .......................          (972)          (640)
          Net proceeds from (repayments on) revolving credit loans ...         1,944         (1,736)
          Deferred financing costs ...................................           (33)           (22)
          Repayment of notes receivable from shareholder .............            65             --
          Net proceeds from exercise of common stock options .........         1,377              2
                                                                             -------        -------
               Net cash provided by (used in) financing activities ...         4,040           (263)
                                                                             -------        -------
DECREASE IN CASH AND CASH EQUIVALENTS ................................           (22)           (55)
CASH AND CASH EQUIVALENTS, beginning of year .........................           667            687
                                                                             -------        -------
CASH AND CASH EQUIVALENTS, end of period .............................       $   645        $   632
                                                                             =======        =======

SUPPLEMENTAL DATA:
     Cash paid for interest ..........................................       $   970        $   921
                                                                             =======        =======
     Cash paid for income taxes ......................................       $    85        $   136
                                                                             =======        =======

The accompanying notes are an integral part of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                      (in thousands, except per share data)
                                   (unaudited)

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

                                                                                  Net Income Per
                                                    Net Income     Common Shares   Common Share
                                                    ----------     -------------   ------------
                                                     For the quarter ended September 30, 1999
                                                     ----------------------------------------
Basic EPS
Net income attributable to common stock               $  345          10,565          $ 0.03
Effect of dilutive securities: stock options              --             388              --
                                                      ------          ------          ------
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                         $  345          10,953          $ 0.03
                                                      ======          ======          ======

                                                     For the quarter ended September 30, 1998
                                                     ----------------------------------------
Basic EPS
Net income attributable to common stock               $  205          10,379          $ 0.02
Effect of dilutive securities: stock options              --              54              --
                                                      ------          ------          ------
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                         $  205          10,433          $ 0.02
                                                      ======          ======          ======

                                                   For the nine months ended September 30, 1999
                                                   --------------------------------------------
Basic EPS
Net income attributable to common stock               $2,465          10,503          $ 0.23
Effect of dilutive securities: stock options              --             357              --
                                                      ------          ------          ------
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                         $2,465          10,860          $ 0.23
                                                      ======          ======          ======

                                                   For the nine months ended September 30, 1998
                                                   --------------------------------------------
Basic EPS
Net income attributable to common stock               $  724          10,379          $ 0.07
Effect of dilutive securities: stock options              --              95              --
                                                      ------          ------          ------
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                         $  724          10,474          $ 0.07
                                                      ======          ======          ======

      Diluted EPS, for the three months and nine months ended September 30, 1999 and 1998, does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive.

      3. The following stock options were granted, cancelled or exercised during the third quarter of 1999 under either the 1995 or 1996 Stock Option Plans:

      Granted                  Cancelled                  Exercised
      -------                  ---------                  ---------
      1 @ $10.5625             5 @ $2.875 - $10.00        123 @ $2.875 - $11.125

      4. Segment Information

      Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments:
(i) wireless products and (ii) satellite, medical and military products. The following represents selected consolidated financial information for the Company's segments for the three and nine months ended September 30, 1999 and 1998:

       Three Months                              Satellite, Medical
    September 30, 1999      Wireless Products   and Military Products     Total
    ------------------      -----------------   ---------------------     -----
Net sales.................        $7,837                $8,580           $16,417
Gross profit..............         2,072                 2,551             4,623
Net income (loss).........         (475)                   820               345
Total assets..............        21,761                31,236            52,997

       Three Months                              Satellite, Medical
    September 30, 1998      Wireless Products   and Military Products     Total
    ------------------      -----------------   ---------------------     -----
Net sales.................        $3,204                $9,894           $13,098
Gross profit..............           778                 3,156             3,934
Net income (loss).........       (1,055)                 1,260               205
Total assets..............        10,618                34,316            44,934

       Nine Months                               Satellite, Medical
    September 30, 1999      Wireless Products   and Military Products     Total
    ------------------      -----------------   ---------------------     -----
Net sales.................       $25,316               $27,497           $52,813
Gross profit..............         6,999                 9,117            16,116
Net income (loss).........         (831)                 3,296             2,465
Total assets..............        21,761                31,236            52,997

       Nine Months                               Satellite, Medical
    September 30, 1998      Wireless Products   and Military Products     Total
    ------------------      -----------------   ---------------------     -----
Net sales.................       $11,857               $26,192           $38,049
Gross profit..............         2,706                 9,200            11,906
Net income (loss).........       (2,950)                 3,674               724
Total assets..............        10,618                34,316            44,934

      5. Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income for the three and nine months ended September 30, 1999 and 1998. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

Results of Operations --
Third Quarters Ended September 30, 1999 and September 30, 1998

      Net Sales. Net sales increased by 25% to $16.4 million in the third quarter of 1999 from $13.1 million in the third quarter of 1998. This sales increase was primarily due to higher shipments of the Company's commercial products, partially offset by lower shipments of the Company's military products. Sales of commercial products increased by 96% to $10.2 million in the third quarter of 1999 from $5.2 million in the third quarter of 1998, representing 62% and 40%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher shipments to one domestic wireless telecommunications original equipment manufacturer ("OEM"). Sales of military products decreased by 21% to $6.2 million in the third quarter of 1999 from $7.9 million in the third quarter of 1998, representing 38% and 60%, respectively, of net sales in such periods. The military sales decrease was predominantly due to lower shipments on a U.S. Government military program and a domestic military program, partially offset by higher shipments on two foreign military programs and one domestic military program.

      International sales increased by 270% to $4.3 million in the third quarter of 1999 from $1.2 million in the third quarter of 1998, totaling 26% of net sales in the third quarter of 1999 compared to 9% in the third quarter of 1998. The increase in international sales was predominantly due to higher shipments on two foreign military programs. In the third quarter of 1999, sales to a domestic commercial OEM (Customer B) and a foreign military OEM (Customer D) accounted for 44% and 14%, respectively, of the Company's net sales. In the third quarter of 1998, sales to two domestic military OEMs (Customer F and Customer G) and one domestic commercial OEM (Customer B) accounted for 29%, 18% and 11%, respectively, of the Company's net sales.

      The Company has recently begun to enter into arrangements with its major wireless OEM customers whereby those customers stock the Company's amplifiers on a consignment basis until they are consumed in the customer's production process, at which time revenue is recognized by the Company. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's estimated future product requirements. These forecasts provide the Company with a one year forward-look which details the expected weekly requirements for the first 26 weeks and monthly requirements for the remaining six months. The Company's business, financial condition and results of operations could be materially adversely affected if the customer's actual product needs ultimately are less than the customer's forecasted expectations or, conversely, if the customer's actual product needs ultimately substantially exceed the customer's forecasted expectations such that the Company cannot fulfill them.

      Gross Profit. Gross profit increased by 18% to $4.6 million in the third quarter of 1999 from $3.9 million in the third quarter of 1998. The Company's gross profit margin (gross profit as a percentage of net sales) decreased however to 28.2% in the third quarter of 1999 from 30.0% in the third quarter of 1998. The decrease in gross profit margin was primarily due to a lower MPD military products gross profit margin, partially offset by a higher satellite and wireless products gross profit margins and a more favorable absorption of overhead expenses, as compared to the same period in 1998. In addition to the above, the following factors adversely affected the gross profit margin for the third quarter of 1999: (i) low gross profit margins the Company is experiencing on three foreign military OEM contracts (the result of competitive pricing pressures and/or technical problems), (ii) the low gross profit margin the Company is experiencing on one of its wireless telecommunications product lines (the result of a break in production during the third quarter with its associated manufacturing inefficiencies and a continued slower than anticipated progression toward volume production efficiencies) and (iii) the low gross profit margins the Company is experiencing on certain other wireless telecommunications products (the result of sluggish demand which has also created manufacturing inefficiencies).

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

      Certain of the purchase orders or contracts comprising backlog at September 30, 1999 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses increased by 4% to $1.0 million in the third quarter of 1999 from $0.9 million in the third quarter of 1998, representing 5.8% and 7.0%, respectively, of net sales.

      Selling Expenses. Selling expenses increased by 11% to $1.0 million in the third quarter of 1999 from $0.9 million in the third quarter of 1998, representing 6.3% and 7.1%, respectively, of net sales. The increase in selling expenses resulted primarily from higher bid and proposal activity.

      Research and Development Expenses. Research and development expenses increased by 18% to $1.8 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998, representing 11.0% and 11.7%, respectively, of net sales. The increase in research and development expenses resulted primarily from increased wireless telecommunications product development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense remained relatively stable at $0.3 million in both the third quarters of 1999 and 1998, representing 2.0% and 2.4%, respectively, of net sales.

      Provision for Income Taxes. The Company's effective tax rate increased to 31.3% in the third quarter of 1999 from 14.9% in the third quarter of 1998. The effective tax rate for both the third quarters of 1999 and 1998 was favorably impacted by the partial recovery of previously reserved deferred tax assets as a result of the Company's improved profitability position compared to the same periods in 1998 and 1997. Without the benefit of this change in the reserve, the effective tax rate for both the third quarter of 1999 and 1998 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter.

Nine Months Ended September 30, 1999 and September 30, 1998

      Net Sales. Net sales increased by 39% to $52.8 million in the first nine months of 1999 from $38.0 million in the first nine months of 1998. This sales increase was primarily due to higher shipments of the Company's commercial products. Sales of commercial products increased by 71% to $31.4 million in the first nine months of 1999 from $18.4 million in the first nine months of 1998, representing 59% and 48%, respectively, of net sales in such periods. The commercial sales increase was predominantly due to higher shipments to one domestic wireless telecommunications OEM as well as higher foreign wireless telecommunications business, partially offset by lower shipments to one domestic wireless telecommunications OEM. Sales of military products increased by 9% to $21.4 million in the first nine months of 1999 from $19.6 million in the first nine months of 1998, representing 41% and 52%, respectively, of net sales in such periods. The military sales increase was predominantly due to higher shipments on one foreign and one domestic military program, partially offset by lower shipments on a U.S. Government military program.

      International sales increased by 122% to $10.5 million in the first nine months of 1999 from $4.7 million in the first nine months of 1998, totaling 20% of net sales in the first nine months of 1999 compared to 12% in the first nine months of 1998. The increase in international sales was predominantly due to higher shipments to a foreign military OEM and higher market demand for foreign wireless telecommunications business. In the first nine months of 1999, sales to one domestic commercial OEM (Customer B) and one domestic military OEM (Customer
F) accounted for 40% and 12%, respectively, of the Company's net sales. In the first nine months of 1998, sales to one domestic military OEM (Customer F) and one domestic commercial OEM (Customer B) accounted for 26% and 18%, respectively, of the Company's net sales.

      The Company has recently begun to enter into arrangements with its major wireless OEM customers whereby those customers stock the Company's amplifiers on a consignment basis until they are consumed in the customer's production process, at which time revenue is recognized by the Company. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's estimated future product requirements. These forecasts provide the Company with a one year forward-look which details the expected weekly requirements for the first 26 weeks and monthly requirements for the remaining six months. The Company's business, financial condition and results of operations could be materially adversely affected if the customer's actual product needs ultimately are less than the customer's forecasted expectations or, conversely, if the customer's actual product needs ultimately substantially exceed the customer's forecasted expectations such that the Company cannot fulfill them.

      Gross Profit. Gross profit increased by 35% to $16.1 million in the first nine months of 1999 from $11.9 million in the first nine months of 1998. The Company's gross profit margin (gross profit as a percentage of net sales) decreased however to 30.5% in the first nine months of 1999 from 31.3% in the first nine months of 1998. The decrease in gross profit margin was primarily due to lower MPD military gross profit margin business, partially offset by a more favorable absorption of overhead expenses, as compared to the same period in 1998. In addition to the above, the following factors adversely affected the gross profit margin for the first nine months of 1999: (i) low gross profit margins the Company is experiencing on four foreign military OEM contracts (the result of competitive pricing pressures and/or technical problems), (ii) the low gross profit margin the Company is experiencing on one of its wireless telecommunications product lines (the result of the break in production during the third quarter with its associated manufacturing inefficiencies and a continued slower than anticipated progression toward volume production efficiencies) and (iii) the low gross profit margins the Company is experiencing on certain other wireless telecommunications products (the result of sluggish demand which has also created manufacturing inefficiencies).

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

      Certain of the purchase orders or contracts comprising backlog at September 30, 1999 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses remained relatively stable at $3.0 million in both the first nine months of 1999 and 1998, representing 5.6% and 7.9%, respectively, of net sales.

      Selling Expenses. Selling expenses increased by 17% to $3.2 million in the first nine months of 1999 from $2.8 million in the first nine months of 1998, representing 6.1% and 7.2%, respectively, of net sales. The increase in selling expenses resulted primarily from higher bid and proposal activity (predominantly directed toward wireless telecommunications products) and from higher sales representative commissions (the result of product sales mix variations and the higher overall sales volume).

      Research and Development Expenses. Research and development expenses increased by 17% to $5.1 million in the first nine months of 1999 from $4.4 million in the first nine months of 1998, representing 9.7% and 11.5%, respectively, of net sales. The increase in research and development expenses resulted primarily from increased wireless telecommunications product development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense remained relatively stable at $0.9 million in both the first nine months of 1999 and 1998, representing 1.7% and 2.3%, respectively, of net sales.

      Provision for Income Taxes. The Company's effective tax rate increased to 36.6% for the first nine months of 1999 from 20.2% in the first nine months of 1998. The effective tax rate for both the first nine months of 1999 and 1998 was favorably impacted by the partial recovery of previously reserved deferred tax assets as a result of the Company's improved profitability position as compared to the same periods in 1998 and 1997. Without the benefit of this change in the reserve, the effective tax rate for both the first nine months of 1999 and 1998 would have been 40.0%. The Company will continue to assess its reserved deferred tax asset each reporting quarter.

Liquidity and Capital Resources

      Since the successful completion of its initial public offering in 1995, the Company has financed its operations and met its capital requirements through the following two sources: (i) a credit facility and/or (ii) cash provided by operating activities.

      In May 1999, the Company amended its loan agreement with IBJ Whitehall Business Credit Corporation ("IBJ"). The loan agreement now provides for a $20.68 million credit facility consisting of a revolving line of credit in the amount of $13.75 million, a term loan in the amount of $1.4 million and two capital equipment ("Capex") loan facilities, Capex #1 and Capex #2, in the amounts of $2.53 million and $3.0 million, respectively. The revolving line of credit and both the term loan and Capex loans bear interest at annual rates equal to the prime rate and the prime rate plus 0.25%, respectively. The credit facility matures in February 2002 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $7.0 million). The term loan requires a monthly principal payment of $0.05 million. The Capex loans require monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex #2 loan borrowings must occur prior to May 19, 2000. At September 30, 1999, credit facility borrowings totaled $11.4 million which consisted of a term loan balance of $1.2 million, a Capex #1 loan balance of $2.3 million, Capex #2 loan balance of $0.8 million and revolving line of credit borrowings of $7.1 million. In addition, $3.5 million of the revolving line of credit is committed to the Company's outstanding letters of credit. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

      Operating activities used net cash of $2.2 million and provided net cash of $1.9 million in the first nine months of 1999 and 1998, respectively. From December 31, 1998 to September 30, 1999, inventory increased by $4.2 million, accounts payable and accrued liabilities increased by $0.2 million, customer advance payments decreased by $0.9 million and accounts receivable increased by $2.1 million. The increase in inventory was primarily due to an increase in work-in-process and raw materials inventories for wireless telecommunications products and MPD military products. The build-up of wireless inventory is directly related to the break in shipments that occurred during most of the month of August 1999, the continuation of a downward learning curve progression toward volume production efficiencies on one wireless program and a customer directed slowdown (through the weekly consignment reports) on another wireless program. The MPD military inventory increase is the result of build-up on one long-term program, partially offset by a reduction on another long-term program which was recently completed. The decrease in customer advance payments was primarily due to the use of advance payments received in the fourth quarter of 1997 and in the second quarter of 1998, from a foreign military OEM. The increase in accounts receivable was primarily due to extended payment terms with certain foreign customers and temporary administrative difficulties with a U.S. Government paying office. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $1.9 million and $1.7 million in the first nine months of 1999 and 1998, respectively. Financing activities, which consisted primarily of proceeds from long-term debt, principal payments of long-term debt, net proceeds from (repayments on) the revolving line of credit and net proceeds from the exercise of common stock options, provided net cash of $4.0 million and used net cash of $0.3 million in the first nine months of 1999 and 1998, respectively.

      Capital expenditures were $1.9 million and $1.7 million in the first nine months of 1999 and 1998, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility. Principal expenditures for the first nine months of 1999 included engineering and manufacturing test equipment (including a discounted buy-out of an off-balance-sheet lease), a third stencil printer and convection oven and a tinning machine to support the Company's automated assembly efforts, a manufacturing execution software and hardware system, enhancements to the Company's CAD systems and sales demonstration equipment. The Company anticipates making additional capital expenditures of approximately $0.6 million during the remainder of 1999, including the purchase of additional engineering and manufacturing test equipment, computer equipment upgrades, continued enhancements to its CAE/CAD systems and possibly the purchase of a third automated surface-mount pick-n-place machine. It is anticipated that capital expenditures for the remainder of 1999 and into 2000 will be financed by the Company's credit facility, cash provided by operating activities and/or third party financing sources.

      As of September 30, 1999, the Company had working capital of approximately $29.1 million, compared to approximately $21.7 million as of December 31, 1998. Working capital as of September 30, 1999 included approximately $14.2 million and $23.1 million in accounts receivable and inventory, respectively, compared to December 31, 1998 working capital which included approximately $12.2 million and $18.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of September 30, 1999 was 3.2:1, compared with a current ratio of 2.6:1 as of December 31, 1998. As of both September 30, 1999 and December 31, 1998, the Company's debt to equity ratio was 0.6:1.

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

      The Company has identified potential deficiencies related to Year 2000 in its information technology systems and is in the process of addressing them through upgrades or other remediation. For example, in 1997 the Company's business and computing system was upgraded and is now Year 2000 compliant (according to the Company's software providers). The Company completed testing and remediation of its internal systems in the third quarter of 1999. In terms of non-information technology systems, the Company has identified those material items which may require remediation or replacement. The Company has addressed those items and has completed testing and remediation or replacement of its non-information technology systems in the third quarter of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain third parties. As a result, the Company believes it has a better understanding of the Year 2000 readiness of these third parties and anticipates completing as much remediation as possible with these third parties by year-end.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's principal financial instrument is long-term debt under a credit facility (consisting of a revolving line of credit, term loan and two Capex loan facilities) that provides for interest at the prime rate or the prime rate plus 0.25% (depending upon the individual credit facility component). The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At September 30, 1999, an aggregate principal amount of $11.4 million was outstanding under the Company's credit facility and represented a weighted average annual interest rate of 9.3%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 0.9%, the Company would pay or save, respectively, an additional $0.1 million in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

      On January 30, 1998, a complaint was filed against the Company in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, alleging the Company's failure to turn over property to the estate of Pinpoint Communications, Inc. ("Pinpoint") which, as of August 13, 1996, is in Chapter 7 liquidation. The suit alleges that the Company has failed to return advance monies of approximately $0.5 million paid by Pinpoint pursuant to an equipment purchase agreement dated March 31, 1995 between the parties. On April 16, 1998, the Chapter 7 bankruptcy trustee (the "Trustee") for Pinpoint, filed an amended complaint objecting to the Company's claim for $0.6 million in unpaid contract obligations and asserting a counterclaim for the return of $0.5 million that Pinpoint paid to the Company under the terms of the purchase agreement between the parties. The Company answered the Trustee's amended complaint and began to defend against the Trustee's claims and counterclaim. In September 1999, such action was settled through a payment by the Company of an immaterial amount followed by the exchange of mutual releases.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 27.1 Financial Data Schedule.

      (b) No reports on Form 8-K have been filed during the quarter ending September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE POWER DEVICES, INC.
                                     (Registrant)


Dated: November 3, 1999        /s/ Edward J. Shubel
       --------------------    ------------------------------------------------
                               By: Edward J. Shubel
                                   President and CEO


Dated: November 3, 1999        /s/ Paul E. Donofrio
       --------------------    ------------------------------------------------
                               By: Paul E. Donofrio
                                   Executive Vice President, COO and CFO
                                   (Principal Financial and Accounting Officer)