Form 10-K
period 1999-12-31
MICROWAVE POWER DEVICES INC
filed 2000-03-29
CIK 65781

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ___________

                           Commission File No. 0-8574

                          MICROWAVE POWER DEVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  13-3622306
     -------------------------------            --------------------------------
     (State or other jurisdiction of            (I.R.S. Employer Identification)
     incorporation or organization)

          49 Wireless Boulevard
          Hauppauge, New York                              11788-3935
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (631) 231-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of voting stock held by non-affiliates of registrant as of February 29, 2000: $51,518,265.

Number of shares of Common Stock outstanding as of February 29, 2000: 10,653,507

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                          MICROWAVE POWER DEVICES, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

Part I

         1.  Business .....................................................    3
         2.  Properties ...................................................   14
         3.  Legal Proceedings ............................................   15
         4.  Submission of Matters to a Vote of Security Holders ..........   15

Part II

         5.  Market for Registrant's Common Equity
               and Related Stockholder Matters ............................   15
         6.  Selected Consolidated Financial Data .........................   16
         7.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations ...........   17
         7A. Quantitative and Qualitative Disclosures About Market Risk ...   22
         8.  Financial Statements and Supplementary Data ..................   22
         9.  Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure .........   23

Part III

         10. Directors and Executive Officers of the Registrant ...........   23
         11. Executive Compensation .......................................   23
         12. Security Ownership of Certain Beneficial Owners and Management   23
         13. Certain Relationships and Related Transactions ...............   23

Part IV

         14. Exhibits, Financial Statements and Reports on Form 8-K .......   23

Signatures ................................................................   24

Exhibit Index .............................................................   25

                                     PART I

ITEM 1. BUSINESS

General

      Microwave Power Devices, Inc. (the "Company") designs, manufactures and sells highly linear power amplifiers and related subsystems to the worldwide wireless telecommunications market. These amplifiers, which are a key component in wireless base stations and other wireless telecommunications networks, increase the power of radio frequency ("RF") and microwave signals with low distortion for both wireless data and voice applications. The Company's wireless telecommunications products consist of solid-state, RF and microwave, single and multi-channel power amplifiers that support a broad range of analog and digital transmission protocols including AMPS, CDMA, TDMA, TACS, GSM, W-CDMA and cdma2000. These products are marketed to the cellular, personal communications services ("PCS"), paging and wireless local loop ("WLL") segments of the wireless telecommunications industry. The Company's largest wireless telecommunications customers are integrated wireless telecommunications original equipment manufacturers ("OEMs"). The Company is also pursuing opportunities with emerging wireless telecommunications infrastructure equipment manufacturers and service providers.

      In addition to its presence in the wireless telecommunications industry, the Company designs and manufactures high-power, solid-state amplifiers for satellite communications and medical applications. The Company also designs and manufactures amplifiers and other products for the military market.

      The Company is capitalizing on its 32 years of experience developing power amplifiers for the military market by transitioning that technology to commercial applications. The Company began devoting substantial resources to the wireless telecommunications market at the end of 1994. The Company has received purchase orders from Lucent Technologies, LG Information and Communications, Ltd. ("LGIC"), Ericsson Wireless Communications Inc., AT&T Wireless Services, Metricom, Inc. and Unique Broadband Systems, Inc. and, as part of its business strategy, is actively seeking to expand its business with these and other integrated wireless telecommunications OEMs, as well as with emerging industry participants.

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

Wireless Telecommunications Industry Background

      Wireless service providers compete in dynamic markets characterized by evolving industry standards, technologies and applications. In recent years, there has been a significant increase in the demand for wireless telecommunications services from business and consumer users worldwide. This trend has been driven by lower overall subscriber cost requirements, changes in the regulatory environment that encourage competition and the emergence of new enabling technologies. Wireless service providers are seeking to increase system capacity in order to accommodate the growing number of subscribers and their demands for enhanced services. To increase capacity, these service providers are investing in infrastructure equipment that provides greater efficiency in the management of the limited spectrum licensed to them.

      Wireless service has been one of the fastest growing segments of the wireless telecommunications market. According to consensus estimates from infrastructure OEMs, there were approximately 425 million wireless subscribers worldwide at year-end 1999, as compared to approximately 300 million at year-end 1998, 200 million at year-end 1997 and 140 million at year-end 1996. The growth in wireless communications has required, and will continue to require, substantial investment by wireless service providers in wireless infrastructure equipment. Moreover, intensified competition among wireless service providers is resulting in declining costs to end-users as well as new types of service offerings. In response to the increase in subscribers, wireless service providers are taking steps to expand the capacity of their existing systems, such as incorporating microcellular networks, converting from analog to digital protocols and implementing adaptive channel allocation.

      Partially in response to concerns about the limited capacity of existing wireless networks, the Federal Communications Commission ("FCC") began to allocate spectrum for new wireless services in 1989. This led to the auctioning of spectrum for PCS, at that time, a new licensed wireless telecommunications service. PCS proponents believe that increased competition, brought about by the availability of additional spectrum, will significantly lower rates, leading to an increase in demand for wireless services. PCS applications may include mobile telephone services, personal digital services and long distance carrier bypass of local exchange carriers.

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

      In order to further increase system capacity and add additional services, a third generation ("3G") of wireless systems is beginning to emerge. These systems are expected to provide high speed data transmission (at 2 megabytes per second), wireless internet connectivity and other multi-media capabilities in the mobile environment, all features driven by the demands of the subscriber. For systems utilizing cdmaOne technology, the upgrade to 3G is anticipated to be cdma2000. For GSM/TDMA 3G infrastructure systems, W-CDMA technology is anticipated to be utilized.

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

            Linearity. Wireless service providers' ability to manage scarce spectrum resources more effectively and accommodate a larger number of subscribers is largely dependent on their ability to broadcast signals with high linearity, which pertains to the ability of a component to amplify a wave form without altering its characteristics in undesirable ways. Linear amplifiers allow signals to be amplified without introducing spurious emissions that might interfere with adjacent channels. Higher linearity increases the capacity of wireless systems by enabling a more efficient use of analog and digital transmission technologies. In current wireless systems, the power amplifier is generally the source of the greatest amount of signal distortion. Consequently, obtaining power amplifiers with high linearity is critical to wireless service providers' ability to improve spectrum efficiency.

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

            Reliability and Low Maintenance. The Company believes that the power amplifier in cell sites historically has been the single most common point of equipment failure in wireless telecommunications networks. Increasingly reliable power amplifiers will, therefore, improve the level of service offered by wireless service providers, while reducing their operating costs. In addition, multi-channel amplifiers eliminate the need for high-maintenance, tunable cavity filters, which should further reduce costs.

      By drawing on its experience in producing high-quality, custom amplifiers for the military market, the Company has developed the technical capabilities to achieve high linearity in its amplification products. The Company has developed products that support a number of existing analog and digital protocols, and is continuing to develop new products for other protocols. Certain of the Company's products support both analog and digital protocols in a dual mode format. The Company has also developed and is supplying multi-channel amplification products that integrate the functions of multiple power amplifiers and cavity filters into a single smaller unit. The Company has consistently manufactured highly reliable amplifiers that conform to stringent military specifications. The Company has obtained ISO 9001 certification, which the Company believes will ensure even greater process and quality control.

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

      Leverage Existing Technological Expertise to Commercial Markets. The Company has 32 years of engineering experience in the design and production of power amplifiers for the military market. The Company believes that it has compiled one of the most extensive design libraries in the solid-state, high power amplifier industry. The Company intends to continue to adapt its expertise to various commercial market applications and new product requirements. The Company believes that its long standing technological capability will allow for wireless market share growth with a continued nurturing of its satellite, medical and military product lines.

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

      Because the radio frequencies assigned to wireless transmissions are finite, wireless service providers continuously seek new methods of more efficiently using frequencies in order to increase the capacity of their networks. One such method, adaptive channel allocation, instantaneously allocates unused channels between cell sites across a wireless network to follow user loading patterns. Commuter density changes during rush hours and traffic jams are examples of the dynamic nature of user loading patterns. Adaptive channel allocation allows the wireless service provider to re-allocate unused channels automatically from less active cell sites to busier adjacent cell sites as the load moves. A key enabling technology for adaptive channel allocation is multi-channel amplification, in which all channels are amplified together by a multi-channel power amplifier rather than each channel using a separate power amplifier. The multi-channel power amplifier allows instantaneous electronic channel allocation. Functionally, it provides the same capability as numerous single channel amplifiers and cavity filters, but its technology permits the amplification of 2 to 96 channels without adding hardware. Multi-channel power amplifiers require significantly higher linearity compared to single channel designs.

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

      The product development cycle begins with the prototype phase, with product typically designed for a particular customer using core technologies. The Company usually manufactures such prototypes in the engineering lab in order to help market its products in a timely manner. Low volume production (or the pre-production phase) of such prototypes has not contributed significantly to the Company's backlog. If customer demand for such pre-production units is sufficient, the Company designs additional customized features and implements high volume production methodologies. The Company believes that the evolution to the high volume production phase from the prototype phase can be implemented in most cases within three to six months following the decision to proceed with high volume production methods. The following tables list the Company's single channel and multi-channel amplifiers, within the product development cycle, ranging from the prototype phase to pre-production units to high volume production products:

      -------------------------------------------------------------------------
                          Single Channel Amplifiers    Multi-Channel Amplifiers
      Wireless System             Protocol                     Protocol
      -------------------------------------------------------------------------
      Analog Cellular:          AMPS                         AMPS
                                CDPD                         N-AMPS
                                                             TACS
                                                             SETACS
                                                             ETACS
                                                             NMT-450

      -------------------------------------------------------------------------
      Digital Cellular:         CDMA                         CDMA
                                TDMA                         TDMA
                                GSM-900                      GSM-900

      -------------------------------------------------------------------------
      PCS:                      CDMA                         CDMA
                                TDMA                         TDMA
                                DCS-1800                     DCS-1800 *
                                PCS-1900                     PCS-1900

      -------------------------------------------------------------------------
      IMT-2000:                 W-CDMA *                     W-CDMA *
                                cdma2000 *                   cdma2000 *

      -------------------------------------------------------------------------

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

Backlog

      The Company's backlog of orders as of December 31, 1999 and December 31, 1998 was $76.2 million and $123.3 million, respectively, of which, as of December 31, 1999, approximately $50.8 million is currently scheduled to be shipped during fiscal 2000. The $76.2 million backlog as of December 31, 1999 included $29.4 million to wireless telecommunications customers, $18.0 million to satellite communications customers, $5.8 million to medical and other commercial customers and $23.0 million to military customers. In general, the Company includes in its backlog only those orders for which it has accepted purchase orders, some of which may be of a consignment nature. Backlog is not necessarily indicative of future sales. Moreover, nearly all of the Company's backlog can be cancelled and/or delayed at any time (including the consignment orders) without penalty, except, in some cases, for the recovery of the Company's actual costs up to the date of cancellation. Certain of the purchase orders comprising backlog set forth product specifications that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase order. Certain of the purchase orders comprising backlog at December 31, 1999 include product specifications not yet achieved by the Company.

Customers, Sales and Marketing

      The market for wireless infrastructure equipment is primarily concentrated among a few companies that supply equipment to wireless service providers in North America and overseas. The Company believes that Ericsson, Lucent, Motorola, Nokia and Nortel supply the majority of the wireless infrastructure equipment worldwide. In addition, a number of South Korean infrastructure OEMs are participating in the wireless infrastructure build-out in that country and are emerging as providers of wireless infrastructure equipment worldwide. These equipment manufacturers compete in high-growth, highly competitive market segments in which technology changes rapidly and numerous industry standards currently exist and are continuing to evolve. In response to these market dynamics and as the performance requirements of certain components of wireless base stations increase, many of these equipment manufacturers are focusing on their core technologies and competencies and are relying on independent sources for certain system components, such as power amplifiers.

      The Company sells wireless power amplification products throughout the world to a limited number of OEM customers principally through its direct sales organizations, as well as through its exclusive representative network. The Company expects that sales of its products will continue to be concentrated among a limited number of major OEM customers. If the Company were to lose a major OEM customer or if orders by such OEM customer were to otherwise decrease, the Company's business, financial condition and results of operations would be materially adversely affected.

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

      To date, the Company has sold its products overseas with the assistance of independent sales representatives to OEM customers. As of December 31, 1999, the Company has worldwide relationships with approximately 75 independent sales representative organizations. The Company's direct sales staff provides direction and support to its worldwide independent sales representative organizations. Sales outside of the United States represented 23%, 16% and 24% of net sales in fiscal 1999, 1998 and 1997 respectively. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates.

Manufacturing

      The Company assembles, tests, packages and ships amplifier products at its manufacturing facility located in Hauppauge, Long Island, New York. Historically, the volume of the Company's production requirements in the military markets was not sufficient to justify the implementation of automated manufacturing processes. Anticipating that sales of its products to the wireless telecommunications industry would require a significant increase in the Company's manufacturing capacity, the Company began to introduce automated manufacturing techniques in the second quarter of 1995. In connection with its transition to automated manufacturing processes, the Company purchased computerized surface-mount machinery and related process equipment to support automated assembly, which were delivered, installed and made fully operational during the third quarter of 1995. During the fourth quarter of 1997, a second stencil printer and convection oven for the surface-mount center was put into service. In the second quarter of 1998, a second automated surface-mount pick-n-place machine was added. In the first quarter of 1999, the Company added a third stencil printer and convection oven.

      The Company began introducing automated tuning and testing into its manufacturing processes in the second half of 1996. Essentially all wireless production amplifiers are now tuned and tested in an automated fashion, as are certain satellite, medical and military production amplifiers. As a by-product of its automated tuning and testing efforts, the Company has been able to implement statistical process control ("SPC") as well. With SPC in place, various data measurements are accumulated automatically and can be graphically displayed in real time. Through continuous feedback, the benefits of SPC are that corrective actions can be implemented more timely and with more accuracy, product design ideology can be adjusted accordingly to optimize manufacturing efficiencies and product performance, and product throughput can be more effectively measured. The Company expects the implementation of SPC to result in greater production yields.

      The Company's movement during the past few years into high volume automated surface-mount production was the result of time-to-market and pricing demands of the wireless telecommunications industry. Furthermore, the Company has introduced the automated manufacturing processes described above into its other product segments much to the benefit of the satellite, medical and military customers and their associated equipment. As a result, the Company has begun to leverage its high volume design and production capabilities into its low and medium volume product lines.

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

      The Company has historically devoted a significant portion of its resources to research and development programs and expects to continue to allocate significant resources to these efforts. The Company's research and development expenses in fiscal 1999, 1998 and 1997 were $6.8 million, $6.0 million, and $4.4 million, respectively, and represented 9.6%, 10.7% and 8.4%, respectively, of net sales. In addition, certain other development costs are incurred in connection with long-term contracts pursuant to which these costs are financed, in whole or in part, by the customer. These costs are included in cost of sales and the related revenues are included in net sales in the Company's consolidated statements of operations.

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

      Most of the Company's competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. In addition, certain of these competitors may already be better established in the wireless amplification market than the Company. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. To the extent that OEMs increase their reliance on external sources for their power amplification needs, more competitors could be attracted to the market.

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

      In the military market, the Company competes with certain large OEMs that design and assemble their own high power amplifiers. However, almost all of these OEMs are also the Company's customers. The Company believes this is due to its broad range of solid-state power and frequency capabilities and its 32 year military industry stature.

Proprietary Technology

      The Company believes that the success of its amplifier business depends more on its specifications, CAE/CAD design and modeling tools, technical processes and employee expertise than on patent protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary technology. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Through Republic Electronics, the Company holds one U.S. patent, owns two U.S. trademarks and has two U.S. patents pending.

      The Company has a U.S. patent (which expires in January 2012) relating to a windshear radar warning system tester. The Company also has a U.S. patent pending for this windshear radar warning system tester to be used as a radome tester as well. The Company's Weather/Windshear Radar Tester (WRT-100) simulates microbursts, storms and gust fronts in order to test a commercial aircraft's radar systems signal processing ability to properly display hazard warning conditions. In addition, the WRT-100 is capable of receiving and recording antenna patterns in order to evaluate a commercial aircraft's radome performance. "REPUBLIC" and "MRES 2000" are U.S. registered trademarks of the Company. The Company also has a U.S. patent pending for a flightline test of satellite-based airborne navigation systems. This invention relates to the testing of instrument approach and landing systems which utilize a global navigation satellite system.

Employees

      As of February 7, 2000, the Company had a total of 378 regular, temporary and contract employees, including 242 in operations and quality, 94 in engineering, 10 in sales and marketing and 32 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

Risk Factors

      Historically, the Company's revenues have been derived principally from sales to military markets. The Company only began to focus on commercial markets in 1992. More specifically, the Company only began to focus on the wireless telecommunications market in 1994. As a result, the Company is subject to all of the risks inherent in the operation of a new business enterprise.

      The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its net sales. In addition, certain of the purchase orders comprising backlog at December 31, 1999 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase order. The reduction, delay or cancellation of orders from one or more significant customers would materially adversely affect the Company's business, financial condition and results of operations.

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

      A large portion of the Company's expenses are fixed and difficult to reduce. If net sales do not meet the Company's expectations, the fixed nature of the Company's expenses would exacerbate the effect of any net sales shortfall. Other factors that may cause the Company's net sales, gross margins and results of operations to vary significantly from period to period include mix of systems sold; price discounts or changes; market acceptance and the timing and availability of new products by the Company or its customers; usage of different distribution and sales channels; product development, warranty and customer support expenses; customization of systems; and general economic and political conditions. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations.

      Wireless telecommunications OEMs have come under increasing price pressure from cellular and PCS service providers, and the Company expects to experience downward pricing pressure on its products. In addition, competition among non-captive suppliers has increased the downward pricing pressure on the Company's products. As these wireless manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. To offset declining average sales prices, the Company will attempt in the near term to achieve manufacturing cost reductions and, in the longer term, to develop new products that can be sold at higher average sales prices or that can be manufactured at a lower cost. If, however, the Company is unable to achieve such cost reductions and to develop new products that can be sold at higher average sales prices or that can be manufactured at a lower cost, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company anticipates that a material portion of its 2000 wireless product revenue could result from shipments (directly or indirectly) into countries facing economic uncertainty or political unrest. While the pricing of such products is in U.S. dollars, the effect of the economic uncertainty or political unrest could cause a reduction, cancellation or delay in these wireless product shipments. In addition, financial instability in these countries could cause currency fluctuations that make these products more expensive than the customer originally anticipated, which could result in the reduction, delay or elimination of future orders. These factors could materially adversely affect the Company's business, financial condition and results of operations.

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

      This facility houses all of the Company's engineering, manufacturing, quality assurance, sales and marketing and administrative personnel. The plant has been customized to suit the Company's operations, which includes various electrical power upgrades. While the current facility is sufficient to support the Company's anticipated growth into fiscal year 2001, the Company has zoning approvals and architectural drawings for a 55,000 square foot expansion of its current facility which the Company believes should be adequate to meet the Company's presently foreseeable needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Common Stock of the Company is traded on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol MPDI. On March 1, 2000 there were approximately 2,500 beneficial owners of the Company's Common Stock.

      The following table sets forth the high and low sales prices for the Company's Common Stock as reported by Nasdaq. Such quotations reflect interdealer prices without adjustments for retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

          Calendar Period                      High                Low
          ---------------                      ----                ---

          1999:

          First Quarter......................  13                  6-1/2
          Second Quarter.....................  19-1/8              7-15/16
          Third Quarter......................  22-1/4              7-5/8
          Fourth Quarter.....................  17-1/4              6-1/2
          1998:
          First Quarter......................  9-1/4               4-7/8
          Second Quarter.....................  9                   5-5/8
          Third Quarter......................  6-7/8               2-1/4
          Fourth Quarter.....................  13-1/16             2-1/4

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The following selected consolidated financial data as of and for the years ended December 31, 1999 and 1998, and for the year ended December 31, 1997 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The following selected consolidated financial data as of December 31, 1997 and as of and for the years ended December 31, 1996 and 1995 have been derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent public accountants, not included herein.

                                                                          Year Ended
                                         ---------------------------------------------------------------------------
                                         December 31,    December 31,    December 31,   December 31,    December 31,
                                             1999            1998           1997            1996            1995
                                         ------------    ------------    ------------   ------------    ------------
Consolidated Statements of Operations Data:                 (in thousands, except per share data)
Net sales ..........................       $ 70,811        $ 55,774       $ 52,037        $ 47,362        $ 27,302
Cost of sales ......................         58,989          38,482         38,142          41,501          20,122
                                           --------        --------       --------        --------        --------
Gross profit .......................         11,822          17,292         13,895           5,861           7,180
Operating expenses:
   General and administrative ......          4,281           3,877          3,575           3,221           3,091
   Selling .........................          4,533           3,748          3,963           3,720           3,346
   Research and development ........          6,833           5,973          4,367           7,364           4,306
                                           --------        --------       --------        --------        --------
     Total operating expenses ......         15,647          13,598         11,905          14,305          10,743
                                           --------        --------       --------        --------        --------
Income (loss) from operations ......         (3,825)          3,694          1,990          (8,444)         (3,563)
Interest expense, net ..............          1,282           1,185          1,237             948           1,310
Other (income) expense, net ........              8               2            (16)              6              55
                                           --------        --------       --------        --------        --------
Income (loss) before income taxes ..         (5,115)          2,507            769          (9,398)         (4,928)
Provision (benefit) for income taxes         (2,202)            775            189          (3,759)         (1,976)
                                           --------        --------       --------        --------        --------
Net income (loss) ..................       $ (2,913)       $  1,732       $    580        $ (5,639)       $ (2,952)
                                           ========        ========       ========        ========        ========

Net income (loss) per common share:
   Basic ...........................       $  (0.28)       $   0.17       $   0.06        $  (0.54)       $  (0.36)
                                           ========        ========       ========        ========        ========
   Diluted .........................       $  (0.28)       $   0.17       $   0.06        $  (0.54)       $  (0.36)
                                           ========        ========       ========        ========        ========
Common shares used in computing
per share amounts:
   Basic ...........................         10,537          10,380         10,376          10,375           8,172
                                           ========        ========       ========        ========        ========
   Diluted .........................         10,537          10,478         10,465          10,375           8,172
                                           ========        ========       ========        ========        ========

                                         December 31,    December 31,    December 31,   December 31,    December 31,
                                             1999            1998           1997            1996            1995
                                         ------------    ------------    ------------   ------------    ------------
Consolidated Balance Sheet Data:                                        (in thousands)
Cash and cash equivalents ..........       $    618        $    667       $    687        $  1,149        $    388
Working capital ....................         17,423          21,676         18,183          16,151          24,529
Total assets .......................         47,530          46,875         41,822          38,890          41,227
Total debt .........................         16,179          13,244         13,276          12,789           9,718
Total stockholders' equity .........         20,027          20,781         18,949          18,302          23,941

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      The Company commenced operations in 1967. During the past 32 years, the Company has designed, manufactured and marketed high-power, solid-state, RF and microwave power amplifiers and related subsystems for military, medical, satellite and wireless telecommunications applications.

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

      The following table summarizes certain key financial information:

           ---------------------------------------------------------------------------------------------------------
                                                                  Change                      Change
                                                        1999       From          1998          From          1997
                                                      ($000s)   prior year      ($000s)     prior year     ($000s)
           ---------------------------------------------------------------------------------------------------------
           Net Sales                                 $ 70,811           27%     $ 55,774             7%    $ 52,037
           ---------------------------------------------------------------------------------------------------------
           Gross Profit                              $ 11,822          (32)%    $ 17,292            24%    $ 13,895
           Gross Profit Margin                           16.7%                      31.0%                      26.7%
           ---------------------------------------------------------------------------------------------------------
           General and Administrative Expenses       $  4,281           10%     $  3,877             8%    $  3,575
           Percentage of Net Sales                        6.0%                       7.0%                       6.9%
           ---------------------------------------------------------------------------------------------------------
           Selling Expenses                          $  4,533           21%     $  3,748            (5)%   $  3,963
           Percentage of Net Sales                        6.4%                       6.7%                       7.6%
           ---------------------------------------------------------------------------------------------------------
           Research and Development Expenses         $  6,833           14%     $  5,973            37%    $  4,367
           Percentage of Net Sales                        9.6%                      10.7%                       8.4%
           ---------------------------------------------------------------------------------------------------------
           Interest Expense                          $  1,282            8%     $  1,185            (4)%   $  1,237
           Percentage of Net Sales                        1.8%                       2.1%                       2.3%
           ---------------------------------------------------------------------------------------------------------
           Provision (Benefit) for Income Taxes      $ (2,202)        (384)%    $    775           310%    $    189
           Effective Tax Rate                             43.0%                     30.9%                      24.6%
           ---------------------------------------------------------------------------------------------------------

Results of Operations

Fiscal Years Ended December 31, 1999 and December 31, 1998

      Net Sales. The Company derives its revenues principally from the sale of solid-state, RF and microwave power amplifiers and from the sale of radar environmental and electronic warfare simulators. Net sales increased by 27% to $70.8 million in 1999 from $55.8 million in 1998. This sales increase was primarily due to higher shipments of the Company's commercial products, partially offset by lower shipments of the Company's military products. Sales of commercial products increased by 72% to $45.2 million in 1999 from $26.2 million in 1998, representing 64% and 47%, respectively, of net sales in such years. The commercial sales increase was predominantly due to higher shipments to one domestic and one foreign wireless telecommunications OEM, partially offset by lower shipments to one domestic wireless telecommunications OEM. Sales of military products decreased by 13% to $25.6 million in 1999 from $29.6 million in 1998, representing 36% and 53%, respectively, of net sales in such years. The military sales decrease was predominantly due to lower shipments on a U.S. Government military program, partially offset by higher shipments to a foreign military OEM.

      International sales increased by 86% to $16.5 million in 1999 from $8.8 million in 1998, totaling 23% of net sales in 1999 compared to 16% in 1998. The increase in international sales was primarily due to higher market demand for foreign wireless telecommunications OEM business and higher shipments of foreign military products. In 1999, sales to one domestic commercial OEM (Customer B), one domestic military OEM (Customer F) and one foreign military OEM (Customer D) accounted for 41%, 9% and 9%, respectively, of the Company's net sales. In 1998, sales to two domestic military OEMs (Customer F and Customer G) and one domestic commercial OEM (Customer B) accounted for 26%, 10% and 17%, respectively, of the Company's net sales.

      The Company has recently begun to enter into arrangements with its major wireless OEM customer whereby the customer stocks the Company's amplifiers on a consignment basis until they are consumed in the customer's production process, at which time revenue is recognized by the Company. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's estimated future product requirements. These forecasts provide the Company with a one year forward-look which details the expected weekly requirements for the first 26 weeks and monthly requirements for the remaining six months. The Company's business, financial condition and results of operations could be materially adversely affected if the customer's actual product needs ultimately are less than the customer's forecasted expectations or, conversely, if the customer's actual product needs ultimately substantially exceed the customer's forecasted expectations such that the Company cannot fulfill them.

      Gross Profit. The Company's cost of sales consists principally of direct labor, labor overhead, direct material, material overhead, other direct costs and work-in-process inventory changes from the beginning to the end of a period. Gross profit decreased by 32% to $11.8 million in 1999 from $17.3 million in 1998. The Company's gross profit margin (gross profit as a percentage of net sales) also decreased to 16.7% in 1999 from 31.0% in 1998. The decrease in gross profit margin was primarily due to significant cost overruns, in the fourth quarter of 1999, which led to corresponding inventory and gross profit margin adjustments on a number of programs including two foreign military contracts and one wireless telecommunications program.

      Certain of the Company's inventory costing techniques involve developing a standard cost which estimates the average, or standard, cost per unit over the extended manufacturing life cycle of a product. Such costs include labor, material, other direct costs and related overheads. If the extended manufacturing life cycle of a product does not materialize or if there is no reasonable certainty that product maturation will take place within the near future, write-offs of work-in-process inventory would be required. Such write-offs could materially adversely affect the Company's gross profit and results of operations.

      Certain of the purchase orders or contracts comprising backlog at December 31, 1999 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

      There can be no assurances that gross profit margin will improve. If the Company is not able to reduce its production costs to the extent anticipated, or to introduce new products with greater gross profit margins, and if average selling prices decline beyond current expectations, the Company's gross profit and results of operations could be materially adversely affected. The Company's gross profit margin may also be affected by a variety of other factors, including the mix of systems and equipment sold; production, reliability or quality problems; and price competition.

      General and Administrative Expenses. General and administrative expenses consist principally of salaries and other expenses for management, finance, accounting, contracts and human resources as well as legal and other professional services. General and administrative expenses increased by 10% to $4.3 million in 1999 from $3.9 million in 1998, representing 6.0% and 7.0%, respectively, of net sales. The increase in general and administrative expenses resulted primarily from the costs associated with certain executive and non-executive employee terminations.

      Selling Expenses. Selling expenses consist principally of salaries and other expenses for sales and marketing personnel, sales commissions, travel expenses, advertising and trade shows. Selling expenses increased by 21% to $4.5 million in 1999 from $3.7 million in 1998, representing 6.4% and 6.7%, respectively, of net sales. The increase in selling expenses resulted primarily from higher bid and proposal activity (primarily directed toward wireless telecommunications customers), higher accrued warranty costs (due to the increased revenue level) and higher bad debt expense.

      Research and Development Expenses. Research and development expenses consist principally of direct labor, labor overhead, direct material, material overhead and other direct costs associated with product development. Research and development expenses increased by 14% to $6.8 million in 1999 from $6.0 million in 1998, representing 9.6% and 10.7%, respectively, of net sales. The increase in research and development expenses resulted primarily from increased wireless telecommunications product development. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense consists principally of interest expended on the Company's credit facility and IDRBs, partially offset by interest earned on the Company's cash balances. Interest expense increased by 8% to $1.3 million in 1999 from $1.2 million in 1998, representing 1.8% and 2.1%, respectively, of net sales.

      Provision for Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company has recorded deferred tax assets for the benefit of federal income tax loss carryforwards and timing differences generated in those years, which were reduced by a valuation allowance. This valuation allowance reduced the deferred tax asset to a net amount which the Company believed that it would more likely than not realize, based on the Company's estimates of future earnings and the expected timing of temporary difference reversals. During 1999, the Company concluded that a valuation allowance was no longer necessary given its estimates of future earnings and the expected timing of temporary difference reversals. The Company's effective tax rate increased to a 43.0% benefit in 1999 from 30.9% in 1998. The 1999 rate was favorably impacted by the partial recovery of previously reserved deferred tax assets. Without the benefit of this change in the valuation allowance, the effective tax rate for 1999 would have been 39.6%. The 1998 rate was also favorably impacted by the partial recovery of previously reserved deferred tax assets. Without the benefit of this change in the reserve, the effective tax rate for 1998 would have been 40.7%. There can be no assurances that the Company will continue to achieve taxable income in the future.

Fiscal Years Ended December 31, 1998 and December 31, 1997

      Net Sales. Net sales increased by 7% to $55.8 million in 1998 from $52.0 million in 1997. This sales increase was primarily due to higher shipments of the Company's military products, partially offset by lower shipments of the Company's commercial products. Sales of military products increased by 120% to $29.6 million in 1998 from $13.4 million in 1997, representing 53% and 26%, respectively, of net sales in such years. The military sales increase was predominantly due to higher shipments on a U.S. Government military program and higher shipments to a domestic military OEM, partially offset by lower shipments to other military customers. Sales of commercial products decreased by 32% to $26.2 million in 1998 from $38.6 million in 1997, representing 47% and 74%, respectively, of net sales in such years. The commercial sales decrease was predominantly due to lower shipments to one domestic and one foreign wireless telecommunications OEM and lower shipments to one domestic satellite communications OEM, partially offset by higher shipments to other domestic and foreign wireless telecommunications OEMs.

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

      Gross Profit. Gross profit increased by 24% to $17.3 million in 1998 from $13.9 million in 1997. The Company's gross profit margin (gross profit as a percentage of net sales) also increased to 31.0% in 1998 from 26.7% in 1997. The increase in gross profit margin was primarily due to a more favorable revenue mix of higher gross profit margin business in the MPD military versus commercial product lines, a more favorable revenue mix of higher gross profit margin business in the Company's single channel versus multi-channel wireless product line and a lower commercial warranty expense (specifically for the Company's multi-channel, cellular CDMA wireless product). Despite the above, the following factors adversely affected the gross profit margin for 1998: (i) the low gross profit margins the Company experienced on three foreign military OEM contracts (the result of technical problems and competitive pricing pressures), (ii) the costs associated with the introduction and pre-production of GSM products and
(iii) the overall low gross profit margin the Company experienced on one of its single channel, cellular CDMA wireless products (due to a customer-directed slow down, creating inefficient manufacturing lot sizes).

      General and Administrative Expenses. General and administrative expenses increased by 8% to $3.9 million in 1998 from $3.6 million in 1997, representing 7.0% and 6.9%, respectively, of net sales. The increase in general and administrative expenses resulted primarily from higher compensation expenses associated, in part, with the Company achieving certain fiscal year performance goals, the costs associated with the settlement of an employee-related lawsuit and higher professional fees.

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

      Interest Expense. Interest expense remained relatively stable at $1.2 million in both 1998 and 1997 but represented 2.1% and 2.3%, respectively, of net sales.

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

Liquidity and Capital Resources

      Since the successful completion its initial public offering in 1995, the Company has financed its operations and met its capital requirements through the following two sources: (i) a credit facility and/or (ii) cash provided by operating activities.

      In March 2000, the Company amended its loan agreement with IBJ Whitehall Business Credit Corporation ("IBJ"). The loan agreement now provides for a $18.9 million credit facility consisting of a revolving line of credit in the amount of $13.7 million, a term loan in the amount of $0.9 million and two capital equipment ("Capex") loan facilities, Capex #1 and Capex #2, in the amounts of $2.0 million and $2.3 million, respectively. The revolving line of credit and both the term loan and Capex loans bear interest at annual rates equal to the prime rate plus 0.50% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2002 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $7.0 million). The term loan requires a monthly principal payment of $0.05 million. The Capex loans require monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex #2 loan borrowings must occur prior to December 31, 2000. At December 31, 1999, credit facility borrowings totaled $11.7 million which consisted of a term loan balance of $1.1 million, a Capex #1 loan balance of $2.2 million, a Capex #2 loan balance of $0.7 million (with $0.8 million of the $2.3 million utilized) and revolving line of credit borrowings of $7.7 million. In addition, $3.5 million of the revolving line of credit is committed to the Company's outstanding letters of credit. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio. At December 31, 1999, the Company did not comply with a certain covenant requirement, which noncompliance was waived in connection with the March 2000 amendment.

      Operating activities used net cash of $2.1 million and provided net cash of $1.9 million in 1999 and 1998, respectively. From December 31, 1998 to December 31, 1999, accounts receivable increased by $0.1 million, inventory decreased by $2.8 million, accounts payable and accrued liabilities decreased by $0.6 million and customer advance payments decreased by $0.9 million. The decrease in inventory was predominantly due to significant cost overruns, in the fourth quarter of 1999, which led to corresponding inventory and gross profit margin adjustments on a number of programs including two foreign military contracts and one wireless telecommunications program. The decrease in customer advance payments was primarily due to performance under a contract, for which advance payments had been received in the fourth quarter of 1997 and in the second quarter of 1998, from a foreign military OEM. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $2.3 million and $1.9 million in 1999 and 1998, respectively. Financing activities, which consisted predominantly of proceeds from long-term debt, principal payments of long-term debt, net proceeds from (repayments on) the revolving line of credit and net proceeds from the exercise of common stock options provided net cash of $4.4 million and $0.05 million in 1999 and 1998, respectively.

      Capital expenditures were $2.3 million and $1.9 million in 1999 and 1998, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility. Principal capital expenditures for 1999 included the procurement of engineering and manufacturing test equipment (including a discounted buy-out of an off-balance-sheet lease), a third stencil printer and convection oven, a tinning machine and an x-ray machine to support the Company's automated assembly efforts, a manufacturing execution software and hardware system, enhancements to the Company's CAD systems and sales demonstration equipment.. The Company expects that 2000 capital expenditures will be financed by the Company's credit facility, cash provided by operating activities and/or third party financing sources.

      As of December 31, 1999, the Company had working capital of approximately $17.4 million, compared to approximately $21.7 million as of December 31, 1998. Working capital as of December 31, 1999 included approximately $12.2 million and $16.1 million in accounts receivable and inventory, respectively, compared to December 31, 1998 working capital which included approximately $12.2 million and $18.9 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of December 31, 1999 was 2.4:1, compared with a current ratio of 2.6:1 as of December 31, 1998. As of December 31, 1999, the Company's debt to equity ratio was 0.8:1, compared with a debt to equity ratio at December 31, 1998 of 0.6:1.

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

      YEAR 2000 - The Company did not experience any significant Year 2000 problems. The Company's Year 2000 Readiness Plan addressed three main areas: (a) information technology systems (including the Company's business systems, engineering and test equipment, both hardware and software related), (b) non-information technology systems (including embedded technology such as microcontrollers, typically found in such equipment as telephone systems, fax systems, elevators, security systems, HVAC, etc.) and (c) supply chain readiness or third party issues (including customers as well as inventory and non-inventory suppliers). The Company's Chief Operating and Financial Officer had been tasked with overseeing this process and reported periodically to the Company's Board of Directors. The Company's CEO will monitor any future affects from Year 2000 issues that may arise, if any, and report such matters to the Company's Board of Directors.

      Out-of-pocket costs associated with the Company's Year 2000 compliance proved to be immaterial and were incurred in 1999, as anticipated. No additional expenses are projected. The Company has not experienced any operational difficulties relating to Year 2000 issues. For example, there were no spending, revenue, product returns or accrual patterns that have resulted, to-date, from the Year 2000. There were no significant information technology projects or capital spending that were deferred due to Year 2000 preparation. There do not appear to be any material problems associated with any of the Company's third party relationships. The Company knows of no reasons for any future Year 2000 related contingency requirements nor does it know of any Year 2000 legal proceedings against it or any reasons for such a proceeding to commence.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's principal financial instrument is long-term debt under a credit facility (consisting of a revolving line of credit, term loan and two Capex loan facilities) that provides for interest at the prime rate or the prime rate plus 0.25% (depending upon the individual credit facility component). The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At December 31, 1999, an aggregate principal amount of $11.7 million was outstanding under the Company's credit facility and represented a weighted average annual interest rate of 9.3%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.9%, the Company would pay or save, respectively, an additional $0.1 million in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

      (a)   See Index to Financial Statements immediately following Exhibit
            Index.
      (b) No reports on Form 8-K have been filed during the fourth quarter of 1999.
      (c)   Exhibits

            See Exhibit Index immediately following signature pages.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MICROWAVE POWER DEVICES, INC.


                          By  /s/ Alfred Weber
                              --------------------------------
                              Alfred Weber
                              Chairman/Chief Executive Officer

Date: March 21, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alfred Weber              Chairman/Chief Executive Officer    March 21, 2000
-------------------------     (Principal Executive Officer)
    Alfred Weber


/s/ William J. Moore          Corporate Controller                March 21, 2000
-------------------------     (Principal Financial Officer and
    William J. Moore          Principal Accounting Officer)



/s/ George J. Sbordone        Director                            March 21, 2000
-------------------------
    George J. Sbordone


/s/ Merril M. Halpern         Director                            March 21, 2000
-------------------------
    Merril M. Halpern


/s/ A. Lawrence Fagan         Director                            March 21, 2000
-------------------------
    A. Lawrence Fagan


/s/ David J. Aldrich          Director                            March 21, 2000
-------------------------
    David J. Aldrich


/s/ Warren A. Law             Director                            March 21, 2000
-------------------------
    Warren A. Law


/s/ James S. Silver           Director                            March 21, 2000
-------------------------
    James S. Silver

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

10.6 - Security Control Agreement dated September 5, 1997 between MPD Technologies, Inc. and the United States Department of Defense (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated December 31, 1997).

10.7 - Amendment No. 1 dated as of February 27, 1998 to a Loan and Security Agreement dated as of February 13, 1997 among IBJ Schroder Business Credit Corporation, as Lender and Agent, and MPD Technologies, Inc (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1997).

10.8 - Microwave Power Devices, Inc. 1996 Stock Option Plan, Amendment No.1 (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 dated July 30, 1998 (Commission File No. 333-60165)).

10.9 - Change in Control Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Fuat Agi (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated December 31, 1998).

10.10 - Change in Control Agreement dated as of March 1, 1999 between Microwave Power Devices, Inc. and Larry Konopelko (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K dated December 31, 1998).

10.11 - Amendment No. 2 dated as of May 19, 1999 to a Loan and Security Agreement dated as of February 13, 1997 among IBJ Whitehall Business Credit Corporation (formerly known as IBJ Schroder Business Credit Corporation), as Lender and Agent, and MPD Technologies, Inc (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q dated June 30, 1999).

10.12 - Employment Agreement dated December 2, 1999 between Microwave Power Devices, Inc. and Alfred Weber. *

10.13 - Change in Control Agreement dated as of December 2, 1999 between Microwave Power Devices, Inc. and Alfred Weber.*

10.14 - Agreement dated as of December 2, 1999 between Microwave Power Devices, Inc. and Alfred Weber.*

10.15 -     Microwave Power Devices, Inc. 1999 Stock Option Plan.*

10.16 - Amendment No. 3 dated as of March xx, 2000 to a Loan and Security Agreement dated as of February 13, 1997 among IBJ Whitehall Business Credit Corporation (formerly known as IBJ Schroder Business Credit Corporation), as Lender and Agent, and MPD Technologies, Inc. *

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

* Filed herewith.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Public Accountants...........................................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.......................................F-3

Consolidated Statements of Operations for the three years ended December 31, 1999..................F-4

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999........F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 1999..................F-6

Notes to Consolidated Financial Statements.........................................................F-7

Report of Independent Public Accountants on Schedule...............................................S-1

Schedule II........................................................................................S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Microwave Power Devices, Inc.:

      We have audited the accompanying consolidated balance sheets of Microwave Power Devices, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microwave Power Devices, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                   ARTHUR ANDERSEN LLP

Melville, New York
March 17, 2000

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998

                                                                                      1999          1998
                                                                                    --------      --------
                                                                                        (in thousands,
                                                                                      except share data)
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..................................................     $    618      $    667
   Accounts receivable, net of allowance for doubtful accounts of $160 and $75,
         respectively .........................................................       12,167        12,178
   Inventories, net ...........................................................       16,062        18,861
   Prepaid expenses and other current assets ..................................          529           476
   Deferred income taxes ......................................................          789         3,426
                                                                                    --------      --------
         Total current assets .................................................       30,165        35,608

PROPERTY, PLANT AND EQUIPMENT, net ............................................        9,614         8,834
INTANGIBLE ASSETS, net ........................................................          247           307
OTHER LONG-TERM ASSETS ........................................................          442           673
DEFERRED INCOME TAXES .........................................................        7,062         1,453
                                                                                    --------      --------
                                                                                    $ 47,530      $ 46,875
                                                                                    ========      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ..........................................     $  1,418      $  1,082
   Accounts payable ...........................................................        7,528         8,970
   Accrued liabilities ........................................................        3,796         2,959
   Customer advance payments ..................................................           --           921
                                                                                    --------      --------
         Total current liabilities ............................................       12,742        13,932
                                                                                    --------      --------

LONG-TERM DEBT ................................................................       14,761        12,162
                                                                                    --------      --------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
          no shares issued or outstanding .....................................           --            --
   Common stock, $.01 par value; 25,000,000 shares authorized;
         10,638,664 and 10,397,520 shares issued and outstanding, respectively           106           104
   Additional paid-in capital .................................................       25,498        23,406
   Notes receivable from shareholders .........................................         (123)         (188)
   Retained earnings (accumulated deficit) ....................................       (5,454)       (2,541)
                                                                                    --------      --------
         Total shareholders' equity ...........................................       20,027        20,781
                                                                                    --------      --------
                                                                                    $ 47,530      $ 46,875
                                                                                    ========      ========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended
                                                        -------------------------------------------
                                                         December 31,   December 31,   December 31,
                                                            1999            1998           1997
                                                            ----            ----           ----
                                                          (in thousands, except per share data)
NET SALES ...........................................     $ 70,811        $ 55,774       $ 52,037
COST OF SALES .......................................       58,989          38,482         38,142
                                                          --------        --------       --------
      Gross profit ..................................       11,822          17,292         13,895
                                                          --------        --------       --------

OPERATING EXPENSES:
   General and administrative .......................        4,281           3,877          3,575
   Selling ..........................................        4,533           3,748          3,963
   Research and development (Note 2) ................        6,833           5,973          4,367
                                                          --------        --------       --------
                                                            15,647          13,598         11,905
                                                          --------        --------       --------
      Income (loss) from operations .................       (3,825)          3,694          1,990

INTEREST EXPENSE, net ...............................        1,282           1,185          1,237
OTHER (INCOME) EXPENSE, net .........................            8               2            (16)
                                                          --------        --------       --------
      Income (loss) before income taxes .............       (5,115)          2,507            769

PROVISION (BENEFIT) FOR INCOME TAXES ................       (2,202)            775            189
                                                          --------        --------       --------
      Net income (loss) .............................     $ (2,913)       $  1,732       $    580
                                                          ========        ========       ========

PER SHARE INFORMATION (Note 2):
   Net income (loss) per common share:
      Basic .........................................     $  (0.28)       $   0.17       $   0.06
                                                          ========        ========       ========
      Diluted .......................................     $  (0.28)       $   0.17       $   0.06
                                                          ========        ========       ========
   Common shares used in computing per share amounts:
      Basic .........................................       10,537          10,380         10,376
                                                          ========        ========       ========
      Diluted .......................................       10,537          10,478         10,465
                                                          ========        ========       ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                                 Notes        Retained
                                     Preferred Stock           Common Stock      Additional   Receivable      Earnings
                                  --------------------      ------------------     Paid-in        from      (Accumulated
                                  Shares        Amount      Shares      Amount     Capital    Shareholders     Deficit)       Total
                                  ------        ------      ------      ------     -------    ------------     --------       -----
BALANCE, December 31, 1996 ..         --      $     --      10,375     $   104     $ 23,276    $   (225)      $ (4,853)    $ 18,302
   Net income ...............         --            --          --          --           --          --            580          580
   Exercise of stock options          --            --           4          --           30          --             --           30
   Repayment of notes
      receivable from
      shareholders (Note 7) .         --            --          --          --           --          37             --           37
                                  ------      --------      ------     -------     --------    --------       --------     --------

BALANCE, December 31, 1997 ..         --            --      10,379         104       23,306        (188)        (4,273)      18,949
   Net income ...............         --            --          --          --           --          --          1,732        1,732
   Exercise of stock options          --            --          19          --          100          --             --          100
                                  ------      --------      ------     -------     --------    --------       --------     --------

BALANCE, December 31, 1998 ..         --            --      10,398         104       23,406        (188)        (2,541)      20,781
   Net loss .................         --            --          --          --           --          --         (2,913)      (2,913)
   Exercise of stock
      options, including
      income tax benefits of
      $711 ..................         --            --         241           2        2,092          --             --        2,094
   Repayment of notes
      receivable from
      shareholders (Note 7) .         --            --          --          --           --          65             --           65
                                  ------      --------      ------     -------     --------    --------       --------     --------

BALANCE, December 31, 1999 ..         --      $     --      10,639     $   106     $ 25,498    $   (123)      $ (5,454)    $ 20,027
                                  ======      ========      ======     =======     ========    ========       ========     ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended
                                                                  -----------------------------------------
                                                                  December 31,   December 31,   December 31,
                                                                      1999           1998          1997
                                                                    -------        -------        -------
                                                                                (in thousands)
OPERATING ACTIVITIES:
  Net income (loss) ...........................................     $(2,913)       $ 1,732        $   580
  Adjustments to reconcile net income (loss) to net cash (used
   in) provided by operating activities:
   Depreciation and amortization ..............................       1,568          1,470          1,211
   Provision for doubtful accounts ............................          85             --             --
   Deferred income taxes ......................................      (2,261)           725            194
   (Gain) loss on sale of property, plant and equipment .......           5             --            (19)
   Changes in operating assets and liabilities:
    Accounts receivable .......................................         (74)        (3,849)          (847)
    Inventories ...............................................       2,799         (1,930)        (2,569)
    Prepaid expenses and other assets .........................         178            460             63
    Accounts payable and accrued liabilities ..................        (605)         3,895            235
    Customer advance payments .................................        (921)          (642)         1,563
                                                                    -------        -------        -------
            Net cash (used in) provided by operating activities      (2,139)         1,861            411
                                                                    -------        -------        -------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..................      (2,265)        (1,937)        (1,337)
  Proceeds from sale of property, plant and equipment .........           5             10             23
                                                                    -------        -------        -------
            Net cash used in investing activities .............      (2,260)        (1,927)        (1,314)
                                                                    -------        -------        -------
FINANCING ACTIVITIES:
  Proceeds from long-term debt ................................       1,659          2,133          2,700
  Principal payments of long-term debt ........................      (1,311)          (896)          (495)
  Net proceeds from (repayments on) revolving credit loans ....       2,587         (1,269)        (1,717)
  Deferred financing costs ....................................         (33)           (22)          (114)
  Repayment of notes receivable from shareholders .............          65             --             37
  Net proceeds from exercise of common stock options ..........       1,383            100             30
                                                                    -------        -------        -------
            Net cash provided by financing activities .........       4,350             46            441
                                                                    -------        -------        -------
DECREASE IN CASH AND CASH EQUIVALENTS .........................         (49)           (20)          (462)
CASH AND CASH EQUIVALENTS, beginning of year ..................         667            687          1,149
                                                                    -------        -------        -------
CASH AND CASH EQUIVALENTS, end of year ........................     $   618        $   667        $   687
                                                                    =======        =======        =======

SUPPLEMENTAL DATA:
  Cash paid for interest ......................................     $ 1,311        $ 1,239        $ 1,302
                                                                    =======        =======        =======
  Cash paid for income taxes ..................................     $   137        $   155        $   104
                                                                    =======        =======        =======
  Non-cash tax benefits from exercise of common stock options .     $   711        $    --        $    --
                                                                    =======        =======        =======

              The accompanying notes are an integral part of these
                            consolidated statements.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998
                      (in thousands, except per share data)

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

      Building and improvements ..................   7 to 40 years
      Machinery and equipment ....................   3 to 7 years
      Furniture and fixtures .....................   5 to 10 years

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Intangible Assets

      Intangible assets, net of accumulated amortization of approximately $525 and $432 at December 31, 1999 and 1998, respectively, consist of goodwill, bond issuance costs and deferred financing costs. Goodwill represents costs in excess of net assets acquired related to certain acquisitions made by the Company, and is being amortized over periods of 5 and 10 years. Bond issuance costs are being amortized over 30 years, which represents the term of the respective underlying debt agreement. Deferred financing costs are being amortized over the life of the related credit facility agreements (typically 3 years). During 1999 and 1998, the Company incurred $33 and $22, respectively, in deferred financing costs associated with a loan agreement (Note 6).

      Long-Lived Assets

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of the adoption of this standard and its current application have not been material.

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

      Research and Development

      Research and development costs are expensed as incurred. Such costs amounted to $6,833, $5,973 and $4,367 for the years ended December 31, 1999, 1998 and 1997, respectively. Certain other development costs are incurred in connection with long-term contracts pursuant to which these costs are financed under related contracts. These costs are included in cost of sales and the related revenues are included in net sales in the accompanying consolidated statements of operations.

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

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Net Income (Loss) Per Common Share

      The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations.

      A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                                                Net Income (Loss)
                                                         Net Income (Loss)      Common Shares    Per Common Share
                                                         -----------------      -------------    ----------------

                                                                      For the year ended December 31, 1997
                                                                      ------------------------------------
Basic EPS
Net income attributable to common stock                       $   580               10,376             $0.06
Effect of dilutive securities: stock options                       --                   89                --
                                                              -------               ------             -----
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                                 $   580               10,465             $0.06
                                                              =======               ======             =====

                                                                      For the year ended December 31, 1998
                                                                      ------------------------------------
Basic EPS
Net income attributable to common stock                       $ 1,732               10,380             $0.17
Effect of dilutive securities: stock options                       --                   98                --
                                                              -------               ------             -----
Diluted EPS
Net income attributable to common stock and
     assumed option exercises                                 $ 1,732               10,478             $0.17
                                                              =======              =======             =====

                                                                      For the year ended December 31, 1999
                                                                      ------------------------------------
Basic EPS
Net loss attributable to common stock                         $(2,913)              10,537             $(0.28)
Effect of dilutive securities: stock options                       --                   --                --
                                                              -------               ------             ------
Diluted EPS
Net loss attributable to common stock and assumed
     option exercises                                         $(2,913)              10,537             $(0.28)
                                                              =======               ======             ======

      Diluted EPS for 1997 and 1998 does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive. Diluted EPS for 1999 does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.

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

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Comprehensive Income

      The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income for the years ended December 31, 1999, 1998 and 1997. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      Recently Issued Accounting Standard

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. The Company currently does not use derivative instruments or engage in hedging activities and, accordingly, does not expect that this statement will have an impact on its consolidated statements when adopted.

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

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.    INVENTORIES, NET:

      At December 31, 1999 and 1998, inventories, net consist of the following:

                                                   1999             1998
                                                   ----             ----
      Raw materials ......................       $ 10,219        $  8,598
      Work-in-process ....................          9,039          14,316
      Finished goods .....................          1,174             296
      Unliquidated progress payments .....         (2,237)         (2,755)
                                                 --------        --------
                                                   18,195          20,455
      Less: Reserves .....................         (2,133)         (1,594)
                                                 --------        --------
                                                 $ 16,062        $ 18,861
                                                 ========        ========

4.    PROPERTY, PLANT AND EQUIPMENT, NET:

      At December 31, 1999 and 1998, property, plant and equipment, net consists of the following:

                                                   1999             1998
                                                   ----             ----
      Land ...............................       $    937        $    937
      Building and improvements ..........          4,509           4,485
      Machinery and equipment ............         11,372           9,211
      Furniture and fixtures .............            213             201
                                                 --------        --------
                                                   17,031          14,834
      Less: Accumulated depreciation and
          amortization ...................         (7,417)         (6,000)
                                                 --------        --------
                                                 $  9,614        $  8,834
                                                 ========        ========

5.       ACCRUED LIABILITIES:

         At December 31, 1999 and 1998, accrued liabilities consist of the following:

                                                   1999             1998
                                                   ----             ----
      Accrued payroll, benefits and
         termination costs ...............       $  2,167        $  1,537
      Accrued commissions ................            435             512
      Accrued warranty ...................            925             685
      Other ..............................            269             225
                                                 --------        --------
                                                 $  3,796        $  2,959
                                                 ========        ========

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.    LONG-TERM DEBT:

      At December 31, 1999 and 1998, long-term debt consists of the following:

                                                   1999             1998
                                                   ----             ----
      Industrial Development Revenue Bonds (a)   $  4,515        $  4,570
      Loan and security agreement (b) ....         11,664           8,674
                                                 --------        --------
                                                   16,179          13,244
      Less: Current portion ..............         (1,418)         (1,082)
                                                 --------        --------
                                                 $ 14,761        $ 12,162
                                                 ========        ========

(a) On June 30, 1992, MPD purchased a 7.4 acre parcel of land and an 86,000 square foot building for use as a corporate headquarters and manufacturing operation for $4,295. MPD financed the acquisition with Industrial Development Revenue Bonds ("IDRBs") totaling $4,810 issued through the Suffolk County Industrial Development Agency ("SCIDA"). The issuance was comprised of $490 Series A Bonds at 7.75% and $4,320 Series B Bonds at 8.5% with interest payable quarterly. The Series A Bonds and the Series B Bonds mature on June 30, 2002 and June 30, 2022, respectively, and are subject to annual mandatory sinking fund redemptions on June 30 of each year beginning with June 30, 1993 and June 30, 2003, respectively. The Series B Bonds include a $425 Debt Service Reserve Fund due and payable on June 30, 2022. Approximately $442 was in an escrow account in accordance with the terms of the IDRBs and is included in long-term assets in the accompanying consolidated balance sheets as of both December 31, 1999 and 1998. Under IDRB terms, MPD transferred ownership of this facility to the SCIDA at closing and immediately leased back the facility with a lease term equal to the IDRB terms and provided for a one dollar buy-back option at lease end.

(b) On March 17, 2000, the Company amended its loan agreement with IBJ Whitehall Business Credit Corporation ("IBJ"). The loan agreement now provides for a $18,942 credit facility consisting of a revolving line of credit in the amount of $13,750, a term loan in the amount of $900 and two capital equipment ("Capex") loan facilities, Capex #1 and Capex #2, in the amounts of $2,026 and $2,266, respectively. The revolving line of credit and both the term loan and Capex loans bear interest at annual rates equal to the prime rate plus 0.50% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2002 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $7,000). The term loan requires a monthly principal payment of $50. The Capex loans require monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex #2 loan borrowings must occur prior to December 31, 2000. At December 31, 1999, credit facility borrowings totaled $11,664, which consisted of a term loan balance of $1,050, a Capex #1 loan balance of $2,176, a Capex #2 loan balance of $713 (with $792 of the $2,266 utilized) and revolving line of credit borrowings of $7,725. In addition, $3,550 of the revolving line of credit was committed to the Company's outstanding letters of credit. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio. At December 31, 1999, the Company did not comply with a certain covenant requirement, which noncompliance was waived in connection with the March 17, 2000 amendment.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The aggregate annual maturities of long-term debt, at December 31, 1999, are as follows:

      2000 ...........................................    $ 1,418
      2001 ...........................................      1,273
      2002 ...........................................      9,168
      2003 ...........................................         80
      2004 ...........................................         85
      Thereafter .....................................      4,155
                                                          -------
                        Total ........................    $16,179
                                                          =======

7.    SHAREHOLDERS' EQUITY:

      Notes receivable from shareholders resulted from the issuance of the Company's common stock and are secured by the pledge of such stock. The notes bear interest at 8.0% and are due on September 3, 2001. In 1999 and 1997, $65 and $37, respectively, of the outstanding notes receivable from shareholders was repaid.

8.    INCOME TAXES:

      For the years ended December 31, 1999, 1998 and 1997, the provision (benefit) for income taxes consists of the following:

                                        1999           1998          1997
                                        ----           ----          ----
      Current:
               Federal ........       $    --        $    --       $    --
               State ..........            --             --            --
                                      -------        -------       -------
                                           --             --            --
                                      -------        -------       -------

      Deferred:
               Federal ........        (1,982)           698           170
               State ..........          (220)            77            19
                                      -------        -------       -------
                                       (2,202)           775           189
                                      -------        -------       -------
                                      $(2,202)       $   775       $   189
                                      =======        =======       =======

The following table reconciles the Federal statutory rate to the Company's effective income tax rate for the years ended December 31, 1999, 1998 and 1997:

                                                              1999     1998      1997
                                                              ----     ----      ----
      Statutory rate ....................................      34%      34%       34%
      State taxes, net of federal benefit ...............       6        6         6
      Change in valuation allowance on deferred tax asset       3       (9)      (15)
                                                               --       --        --
      Effective Rate ....................................      43%      31%       25%
                                                               ==       ==        ==

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      For the years ended December 31, 1999, 1998 and 1997, the deferred income tax provision (benefit) is related to differences between the financial and tax bases of assets and liabilities resulting from the following:

                                              1999         1998         1997
                                              ----         ----         ----
      Depreciation ....................     $    66      $    82      $    46
      Inventories .....................        (171)        (203)        (218)
      Accrued vacation expense ........         (48)         (13)         (23)
      Accrued warranty costs ..........         (96)          12         (126)
      Prepaid real estate taxes .......          --           --           (7)
      Accounts receivable .............         (34)          --           --
      Contract research and development         (92)         (92)         (46)
      Other ...........................          18            7           --
      Net operating loss carryforwards.      (1,845)         982          563
                                            -------      -------      -------
                                            $(2,202)     $   775      $   189
                                            =======      =======      =======

      At December 31, 1998, the Company had recorded deferred tax assets for the benefit of federal income tax loss carryforwards and timing differences generated in those years, which had been reduced by a valuation allowance. This valuation allowance reduced the deferred tax asset to a net amount which the Company believed that it would more likely than not realize, based on the Company's estimates of future earnings and the expected timing of temporary difference reversals. During 1999, the Company concluded that a valuation allowance was no longer necessary given its estimates of future earnings and the expected timing of temporary difference reversals.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 1999 and 1998, are as follows:

                                                           1999         1998
                                                           ----         ----
      Depreciation .................................     $  (417)     $  (350)
      Inventories ..................................         902          730
      Accrued vacation expense .....................         338          290
      Accrued warranty costs .......................         370          274
      Prepaid real estate taxes ....................         (54)         (54)
      Accounts receivable ..........................          64           30
      Contract research and development ............          --          (92)
      Tax benefit from the exercise of stock options         711           --
      Net operating loss carryforwards .............       5,937        4,222
                                                         -------      -------
                                                           7,851        5,050
      Less: valuation allowance ....................          --         (171)
                                                         -------      -------
      Deferred tax asset, net ......................     $ 7,851      $ 4,879
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

      In December 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), subject to stockholder approval, pursuant to which key employees of the Company and eligible consultants to the Company are eligible to receive incentive and/or non-qualified stock options to purchase up to 500 shares of the Company's common stock. The 1999 Plan, which expires on December 2, 2009, is administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors.

      Incentive and non-qualified stock options granted under the 1995 Plan, 1996 Plan and 1999 Plan are exercisable for a period of up to 10 years from the date of grant. Incentive stock options are exercisable at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted, under the 1995 Plan, 1996 Plan and 1999 Plan, to a shareholder owning more than 10% of the outstanding common shares may not exceed 5 years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant. Non-qualified stock options are exercisable at an exercise price which is not less than the par value of the Company's common stock on the date of the grant.

      Transactions involving the 1995 Plan, 1996 Plan and 1999 Plan for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                1995 Plan                       1996 Plan                      1999 Plan
                                ---------                       ---------                      ---------
                          Shares      Option Price      Shares       Option Price       Shares       Option Price
                          ------      ------------      ------       ------------       ------       ------------
December 31, 1996
Outstanding.............    513      $8.00 - $11.375       49           $11.125           --                 --
Granted.................     25       $2.875 - $9.50      187       $2.875 - $9.50        --                 --
Exercised...............     (4)          $8.00            --              --             --                 --
Cancelled...............    (18)      $8.00 - $10.75       (8)           $2.875           --                 --
                            ---      ---------------      ---      ----------------      ---               ----

December 31, 1997
Outstanding.............    516      $2.875 - $11.375     228      $2.875 - $11.125       --                 --
Granted.................     --            --             208      $6.375 - $7.0625       --                 --
Exercised...............     (8)      $8.00 - $10.75      (10)           $2.875           --                 --
Cancelled...............    (12)           $8.00          (25)       $2.875 - $9.50       --                 --
                            ---      ---------------      ---      ----------------      ---               ----

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 1998
Outstanding.............    496      $2.875 - $11.375     401      $2.875 - $11.125        --                --
Granted.................      1          $10.5625         218      $10.00 - $13.9375      300             $7.00
Exercised...............    (97)     $2.875 - $10.75     (144)     $2.875 - $11.125        --                --
Cancelled...............     --             --            (14)      $2.875 - $10.00        --                --
                            ---      ----------------     ---      -----------------      ---             -----

December 31, 1999
Outstanding.............    400      $2.875 - $11.375     461      $2.875 - $13.9375      300             $7.00
                            ===      ================     ===      =================      ===             =====

      At December 31, 1999, 392 shares were exercisable and 15 shares were available for grant under the 1995 Plan, 147 shares were exercisable and 360 shares were available for grant under the 1996 Plan, and no shares were exercisable and 200 shares were available for grant under the 1999 Plan.

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

                                                        1999      1998     1997
                                                        ----      ----     ----
      Net income (loss):              As reported     $(2,913)   $1,732   $ 580
                                      Pro forma        (3,379)    1,396      78
      Basic net income (loss)
        per common share:             As reported     $ (0.28)   $ 0.17   $0.06
                                      Pro forma         (0.32)     0.13    0.01
      Diluted net income (loss)
        per common share:             As reported     $ (0.28)   $ 0.17   $0.06
                                      Pro forma         (0.32)     0.13    0.01

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          1999         1998           1997
                                          ----         ----           ----
      Fair value .................      $  6.21       $  3.49      $  1.94
      Expected life (years) ......          3.8           4.0          4.0
      Risk-free interest rate ....          5.8%          5.7%         6.1%
      Volatility .................          113%           66%          70%
      Dividend yield .............            0%            0%           0%

      The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because additional stock option grants are anticipated in future years.

10. DEFINED CONTRIBUTION PENSION PLAN:

      MPD maintains a defined contribution pension plan which covers substantially all employees and provides for employee contributions of up to 14% of their salary, a portion of which is matched by MPD. Contributions by MPD were $598, $536 and $500, in 1999, 1998 and 1997, respectively.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11.   SEGMENT INFORMATION:

      Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments:
(i) wireless products and (ii) satellite, medical and military products. The following represents selected consolidated financial information for the Company's segments for the years ended December 31, 1999, 1998 and 1997:

                                                     Satellite, Medical
                                 Wireless Products  and Military Products   Total 1999
                                 -----------------  ---------------------   ----------
      Net sales ..............        $ 36,979             $ 33,832          $ 70,811
      Gross profit ...........           5,839                5,983            11,822
      Net income (loss) ......          (3,293)                 380            (2,913)
      Assets .................          18,584               28,946            47,530

                                                     Satellite, Medical
                                 Wireless Products  and Military Products   Total 1998
                                 -----------------  ---------------------   ----------
      Net sales ..............        $ 16,986             $ 38,788          $ 55,774
      Gross profit ...........           3,799               13,493            17,292
      Net income (loss) ......          (3,322)               5,054             1,732
      Assets .................          12,492               34,383            46,875

                                                     Satellite, Medical
                                 Wireless Products  and Military Products   Total 1997
                                 -----------------  ---------------------   ----------
      Net sales ..............        $ 26,397             $ 25,640          $ 52,037
      Gross profit ...........           5,048                8,847            13,895

      The Company has not restated any other prior period information, as it would be impracticable.

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      For the years ended December 31, 1999, 1998 and 1997, sales and accounts receivable as a percentage of net sales and total accounts receivable, respectively, by geographic area and major customer are as follows:

Geographic Data:                                                               1999       1998       1997
                                                                               ----       ----       ----
Sales:
         U.S. Commercial OEMs & Prime Contractors.........................      66%        56%        72%
         U.S. Government..................................................      11%        28%         4%
         Europe...........................................................      13%        10%        10%
         Asia.............................................................       4%         4%        14%
         South America....................................................       6%         2%        --
         Other Foreign (less than 1%).....................................      --         --         --
Accounts Receivable:
         U.S. Commercial OEMs & Prime Contractors.........................      52%        50%        62%
         U.S. Government..................................................       1%        21%         7%
         Europe...........................................................      24%        18%        26%
         Asia.............................................................      --          2%         5%
         South America....................................................      23%         9%        --
         Other Foreign (less than 1%).....................................      --         --         --

Major Customers:                                                               1999       1998       1997
                                                                               ----       ----       ----
Sales:
         Customer A.......................................................      --         --         13%
         Customer B.......................................................      41%        17%        33%
         Customer C.......................................................      --         --         16%
         Customer D.......................................................       9%        --         --
         Customer E.......................................................      --         --         --
         Customer F.......................................................       9%        26%        --
         Customer G.......................................................      --         10%        --
Accounts Receivable:
         Customer A.......................................................      --         --         --
         Customer B.......................................................      29%        16%        26%
         Customer C.......................................................      --         --         11%
         Customer D.......................................................      16%        --         12%
         Customer E.......................................................      23%        --         --
         Customer F.......................................................      --         18%        --
         Customer G.......................................................      --         13%        --

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.   COMMITMENTS AND CONTINGENCIES:

      Operating Leases

      Rent expense, including amounts charged to inventory as part of overhead allocations and the rental of machinery and equipment (on a month-to-month basis) was $696, $1,270 and $1,487 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Litigation

      In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

      Employment, Consulting and Other Agreements

      The Company has an employment agreement with its Chairman, President and Chief Executive Officer which expires on December 31, 2002 and provides for an annual base salary of $300. The terms of the agreement are automatically renewed for successive one year terms. Additionally, the Company had consulting agreements with two director/shareholders which provided for aggregate annual compensation of $225. Both consulting agreements were terminated on January 31, 2000. The Company also has agreements with certain individuals which include certain provisions related to severance and other benefits due upon a change in control of the Company, as defined in those agreements.

      Letters of Credit

      As of December 31, 1999 and 1998, the Company had outstanding letters of credit aggregating $3,550 and $3,859, respectively.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Microwave Power Devices, Inc.:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Microwave Power Devices, Inc. (a Delaware corporation) and subsidiary included in this Form 10-K and have issued our report thereon dated March 17, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    ARTHUR ANDERSEN LLP

Melville, New York
March 17, 2000

                  MICROWAVE POWER DEVICES, INC. AND SUBSIDIARY

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

  Allowance for     Balance at    Charged to Costs                   Balance at
Doubtful Accounts   January 1,      and Expenses      Deductions    December 31,
-----------------   ----------      ------------      ----------    ------------

      1999              $75            $153               $68           $160

      1998               75              38                38             75

      1997               76             (40)              (39)             75