Form 10-Q
period 2000-03-31
MICROWAVE POWER DEVICES INC
filed 2000-05-12
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

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

                                Yes |X|. No |_|.

As of April 30, 2000, there were 10,694,208 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

ITEM 1.  Consolidated Financial Statements
         Consolidated Balance Sheets --
         March 31, 2000 and December 31, 1999 ..........................       3

         Consolidated Statements of Operations --
         Three months ended March 31, 2000 and 1999 ....................       4

         Consolidated Statements of Cash Flows --
         Three months ended March 31, 2000 and 1999 ....................       5

         Notes to Consolidated Financial Statements ....................       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................       8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.....      11

PART II -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K ..............................      11

SIGNATURES .............................................................      12

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  March 31,   December 31,
                                                                                    2000          1999
                                                                                  --------    -----------
                                                                                 (unaudited)    (audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................................   $    565     $    618
     Accounts receivable, net of allowance for doubtful accounts of
        $98 and $160, respectively .............................................     10,545       12,167
     Inventories, net ..........................................................     16,029       16,062
     Prepaid expenses and other current assets .................................        561          529
     Deferred income taxes .....................................................      1,975          789
                                                                                   --------     --------
          Total current assets .................................................     29,675       30,165
PROPERTY, PLANT AND EQUIPMENT, net .............................................      9,471        9,614
INTANGIBLE ASSETS, net .........................................................        276          247
OTHER LONG-TERM ASSETS .........................................................        449          442
DEFERRED INCOME TAXES ..........................................................      6,683        7,062
                                                                                   --------     --------
                                                                                   $ 46,554     $ 47,530
                                                                                   ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt .........................................   $  1,514     $  1,418
     Accounts payable ..........................................................      7,348        7,528
     Accrued liabilities .......................................................      4,176        3,796
                                                                                   --------     --------
          Total current liabilities ............................................     13,038       12,742
                                                                                   --------     --------
LONG-TERM DEBT .................................................................     14,001       14,761
                                                                                   --------     --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued or outstanding ........................................         --           --
     Common stock, $.01 par value; 25,000,000 shares authorized;
        10,692,333 and 10,638,664 shares issued and outstanding, respectively ..        107          106
     Additional paid-in capital ................................................     25,989       25,498
     Notes receivable from shareholders ........................................       (123)        (123)
     Retained earnings (accumulated deficit) ...................................     (6,458)      (5,454)
                                                                                   --------     --------
          Total shareholders' equity ...........................................     19,515       20,027
                                                                                   --------     --------
                                                                                   $ 46,554     $ 47,530
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           For the Three Months Ended
                                                           --------------------------
                                                             March 31,     March 31,
                                                                2000          1999
                                                             --------      --------

NET SALES ................................................   $ 12,423      $ 17,248
COST OF SALES ............................................     10,340        11,988
                                                             --------      --------
          Gross profit ...................................      2,083         5,260
                                                             --------      --------
OPERATING EXPENSES:
     General and administrative ..........................        931         1,006
     Selling .............................................        899         1,037
     Research and development ............................      1,589         1,610
                                                             --------      --------
                                                                3,419         3,653
                                                             --------      --------
          Income (loss) from operations ..................     (1,336)        1,607
INTEREST EXPENSE, net ....................................        337           294
OTHER INCOME, net ........................................         --            (1)
                                                             --------      --------
          Income (loss) before income taxes ..............     (1,673)        1,314
PROVISION (BENEFIT) FOR INCOME TAXES .....................       (669)          482
                                                             --------      --------
          Net income (loss) ..............................   $ (1,004)     $    832
                                                             ========      ========

PER SHARE INFORMATION:
     Net income (loss) per common share:
          Basic ..........................................   $  (0.09)     $   0.08
                                                             ========      ========
          Diluted ........................................   $  (0.09)     $   0.08
                                                             ========      ========
     Common shares used in computing per share amounts:
          Basic ..........................................     10,655        10,446
                                                             ========      ========
          Diluted ........................................     10,655        10,695
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                        March 31,   March 31,
                                                                           2000        1999
                                                                        --------    -------
OPERATING ACTIVITIES:
     Net income (loss) ...............................................   $(1,004)    $   832
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Depreciation and amortization ..............................       401         375
          Provision for doubtful accounts ............................       (62)         --
          Deferred income taxes ......................................      (680)        471
     Changes in operating assets and liabilities:

          Accounts receivable ........................................     1,684          19
          Inventories ................................................        33      (2,259)
          Prepaid expenses and other assets ..........................       (90)         81
          Accounts payable and accrued liabilities ...................       201       1,850
          Customer advance payments ..................................        --        (921)
                                                                         -------     -------
               Net cash provided by operating activities .............       483         448
                                                                         -------     -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment .................      (237)       (982)
                                                                         -------     -------
               Net cash used in investing activities .................      (237)       (982)
                                                                         -------     -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt ...............................       474         867
          Principal payments of long-term debt .......................      (355)       (277)
          Net repayments on revolving credit loans ...................      (783)       (387)
          Deferred financing costs ...................................        --          --
          Net proceeds from exercise of common stock options .........       365         370
                                                                         -------     -------
               Net cash provided by (used in) financing activities ...      (299)        573
                                                                         -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................       (53)         39
CASH AND CASH EQUIVALENTS, beginning of year .........................       618         667
                                                                         -------     -------
CASH AND CASH EQUIVALENTS, end of period .............................   $   565     $   706
                                                                         =======     =======

SUPPLEMENTAL DATA:
     Cash paid for interest ..........................................   $   359     $   307
                                                                         =======     =======
     Cash paid for income taxes ......................................   $    --     $     3
                                                                         =======     =======
     Non-cash tax benefits from exercise of common stock options .....   $   126     $    --
                                                                         =======     =======

                   The accompanying notes are an integral part
                       of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                      (in thousands, except per share data)
                                   (unaudited)

      1. Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1999 audited consolidated financial statements included in the Company's 1999 Annual Report and the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 29, 2000. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      2. The Company accounts for earnings per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                                      Net Income (Loss)
                                               Net Income (Loss)    Common Shares     Per Common Share
                                               -----------------    -------------     ----------------

                                                            For the quarter ended March 31, 2000
                                                            ------------------------------------
Basic EPS
---------
Net loss attributable to common stock                $(1,004)            10,655               $(0.09)
Effect of dilutive securities: stock options              --                 --                   --
                                                     -------             ------               ------
Diluted EPS
-----------
Net income attributable to common stock and          $(1,004)            10,655               $(0.09)
     assumed option exercises                        =======             ======               ======

                                                            For the quarter ended March 31, 1999
                                                            ------------------------------------
Basic EPS
---------
Net income attributable to common stock                 $832             10,446                $0.08
Effect of dilutive securities: stock options              --                249                   --
                                                     -------             ------               ------
Diluted EPS
-----------
Net income attributable to common stock and             $832             10,695                $0.08
     assumed option exercises                        =======             ======               ======

      Diluted EPS, for the three months ended March 31, 2000, does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive. Diluted EPS, for the three months ended March 31, 1999, does not include the impact of other stock options then outstanding as their inclusion would be anti-dilutive.

      3. The following stock options were granted, cancelled or exercised during the first quarter of 2000 under either the 1995, 1996 or 1999 Stock Option
Plans:

            Granted          Cancelled                      Exercised
            -------          ---------                      ---------
            none             57 @ $2.875 - $10.00           54 @ $2.875 - $10.00

      4. Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments: (i) wireless products and (ii) satellite, medical and military products. The following represents selected consolidated financial information for the Company's segments for the quarters ended March 31, 2000 and 1999:

                                                  Satellite, Medical
      March 31, 2000       Wireless Products   and Military Products       Total
      --------------       -----------------   ---------------------       -----
Net sales...............          $7,682               $4,741            $12,423
Gross profit............           1,453                  630              2,083
Net loss................           (826)                (178)            (1,004)
Assets..................          18,777               27,777             46,554

                                                  Satellite, Medical
      March 31, 1999       Wireless Products   and Military Products       Total
      --------------       -----------------   ---------------------       -----
Net sales...............          $8,132               $9,116            $17,248
Gross profit............           2,170                3,090              5,260
Net income (loss).......           (261)                1,093                832
Assets..................          17,748               31,460             49,208

      5. Comprehensive Income

      The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income for the quarters ended March 31, 2000 and 1999. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      6. Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. The Company currently does not use derivative instruments or engage in hedging activities and, accordingly, does not expect that this statement will have an impact on its consolidated statements when adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      Microwave Power Devices, Inc. ("Microwave Power Devices" or the "Company") commenced operations in 1967. During the past 33 years, the Company has designed, manufactured and marketed high-power, solid-state, radio frequency ("RF") and microwave power amplifiers and related subsystems for military, medical, satellite and wireless telecommunications applications.

      The Company historically has been dependent upon the military market as its principal source of revenue. In 1992, as the military market was declining, the Company leveraged its military technological leadership position and increased the scope of its business by entering the commercial markets serving medical applications and, following that, satellite applications, thereby broadening its product offerings. In 1994, the Company started producing power amplifiers for the wireless telecommunications market. The Company now develops precision high-power amplifiers for a variety of commercial uses.

Forward-Looking Statements

      Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's 1999 Annual Report on Form 10-K, filed March 29, 2000, under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form S-1 dated September 29, 1995, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

Results of Operations --
First Quarters Ended March 31, 2000 and March 31, 1999

      Net Sales. Net sales decreased by 28% to $12.4 million in the first quarter of 2000 from $17.2 million in the first quarter of 1999. This sales decrease was primarily due to lower shipments of the Company's military products. Sales of military products decreased by 59% to $3.0 million in the first quarter of 2000 from $7.2 million in the first quarter of 1999, representing 24% and 42%, respectively, of net sales in such periods. The military sales decrease was predominantly due to the completion of a U. S. Government military program and a domestic military program in 1999, partially offset by higher shipments on another domestic military program. Sales of commercial products decreased by 6% to $9.4 million in the first quarter of 2000 from $10.0 million in the first quarter of 1999, representing 76% and 58%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments of wireless telecommunications products.

      International sales increased by 30% to $3.4 million in the first quarter of 2000 from $2.6 million in the first quarter of 1999, representing 27% and 15%, respectively, of net sales in such periods. The increase in international sales was predominantly due to higher market demand for foreign wireless telecommunications business, partially offset by lower market demand for foreign military business. In the first quarter of 2000, sales to a domestic commercial OEM (Customer B), a foreign commercial OEM (Customer E) and a domestic military OEM (Customer H) accounted for 37%, 21% and 13%, respectively, of the Company's net sales. In the first quarter of 1999, sales to a domestic commercial OEM (Customer B) and two domestic military OEMs (Customer F and Customer G) accounted for 37%, 17% and 12%, respectively, of the Company's net sales.

      The Company has entered into arrangements with its major wireless OEM customer whereby the customer stocks the Company's amplifiers on a consignment basis until they are consumed in production, at which time revenue is recognized. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's estimated future product requirements. These forecasts provide the Company with a one year forward-look which details the weekly requirements for the first 26 weeks and the monthly requirements for the remaining six months. The Company's business, financial condition and results of operations could be a materially adversely affected if the customer's actual product needs ultimately are less than the customer's forecasted expectations or, conversely, if the customer's actual product needs ultimately substantially exceed the customer's forecasted expectations such that the Company cannot fulfill them.

      Gross Profit. Gross profit decreased by 60% to $2.1 million in the first quarter of 2000 from $5.3 million in the first quarter of 1999. The Company's gross profit margin (gross profit as a percentage of net sales) also decreased to 16.8% in the first quarter of 2000 from 30.5% in the first quarter of 1999. The decrease in gross profit margin was primarily due to the deferment of a major foreign military program to later in 2000, the reduced first quarter 2000 shipments for military products which for the same period last year produced a favorable gross profit margin for the Company, lower than anticipated absorption of overhead expenses which included first quarter 2000 management termination costs and lower gross profit margins on various wireless telecommunications programs.

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

      Certain of the purchase orders or contracts comprising backlog at March 31, 2000 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses decreased by 7% to $0.9 million in the first quarter of 2000 from $1.0 million in the first quarter of 1999, representing 7.5% and 5.8%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the first quarter of 2000. The reduction in general and administrative expenses resulted primarily from the termination of consulting agreements with two directors on January 31, 2000.

      Selling Expenses. Selling expenses decreased by 13% to $0.9 million in the first quarter of 2000 from $1.0 million in the first quarter of 1999, representing 7.2% and 6.0%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the first quarter of 2000. The decrease in selling expenses resulted primarily from lower sales representative commissions, which is the result of product sales mix variations and the lower overall sales volume.

      Research and Development Expenses. Research and development expenses remained relatively stable at $1.6 million in both the first quarters of 2000 and 1999, but represented 12.8% and 9.4%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the first quarter of 2000. The Company believes that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense remained relatively stable at $0.3 million in both the first quarters of 2000 and 1999 but represented 2.7% and 1.7%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the first quarter of 2000.

      Provision for Income Taxes. The Company's effective tax rate increased to a 40.0% benefit in the first quarter of 2000 from 36.7% in the first quarter of 1999. The effective tax rate for the first quarter of 1999 was favorably impacted by the partial recovery of previously reserved deferred tax assets. Without the benefit of this change in the valuation allowance, the effective tax rate for the first quarter of 1999 would have been 40.0%. There can be no assurances that the Company will achieve taxable income in the future.

Liquidity and Capital Resources

      Since the Company successfully completed its IPO in 1995, the Company has financed its operations and met its capital requirements through the following two sources: (i) a credit facility and/or (ii) cash provided by operating activities.

      In March 2000, the Company amended its loan agreement with IBJ Whitehall Business Credit Corporation ("IBJ"). The loan agreement now provides for a $18.9 million credit facility consisting of a revolving line of credit in the amount of $13.7 million, a term loan in the amount of $0.9 million and two capital equipment ("Capex") loan facilities, Capex #1 and Capex #2, in the amounts of $2.0 million and $2.3 million, respectively. The revolving line of credit and both the term loan and Capex loans bear interest at annual rates equal to the prime rate plus 0.50% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2002 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $7.0 million). The term loan requires a monthly principal payment of $0.05 million. The Capex loans require monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex #2 loan borrowings must occur prior to December 31, 2000. At March 31, 2000, credit facility borrowings totaled $11.0 million which consisted of a term loan balance of $0.9 million, a Capex #1 loan balance of $2.0 million, a Capex #2 loan balance of $1.1 million (with $1.3 million of the $2.3 million utilized) and revolving line of credit borrowings of $7.0 million. In addition, $2.7 million of the revolving line of credit is committed to the Company's outstanding letters of credit. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio.

      Operating activities provided net cash of $0.48 million and $0.45 million in the first three months of 2000 and 1999, respectively. From December 31, 1999 to March 31, 2000, accounts receivable decreased by $1.7 million, accounts payable and accrued liabilities increased by $0.2 million and inventories remained stable. The decrease in accounts receivable was primarily due to the $5.6 million drop in revenue experienced in the first quarter of 2000 versus the fourth quarter of 1999. The increase in accounts payable and accrued liabilities was primarily the result of accruals for employee termination costs. Investing activities, which consisted of equipment acquisitions, used net cash of $0.2 million and $1.0 million in the first three months of 2000 and 1999, respectively. Financing activities, which consisted primarily of proceeds from long-term debt, principal payments of long-term debt, net repayments made on the revolving line of credit and net proceeds from the issuance of common stock (upon the exercise of stock options), used net cash and provided net cash of $
0.3 million and $0.6 million in the first three months of 2000 and 1999, respectively.

      Capital expenditures were $0.2 million and $1.0 million in the first three months of 2000 and 1999, respectively. These expenditures were funded primarily through the Company's credit facility. Principal expenditures for the first three months of 2000 included engineering and manufacturing test equipment, and other equipment used in the production process. The Company anticipates making additional capital expenditures of approximately $1.5 million during the remainder of 2000, including the purchase of additional engineering and manufacturing test equipment and production process equipment, computer equipment upgrades and enhancements to its CAE/CAD. It is anticipated that capital expenditures for 2000 will be financed by the Company's credit facility, cash provided by operating activities and/or third party financing sources.

      As of March 31, 2000, the Company had working capital of approximately $16.6 million, compared to approximately $17.4 million as of December 31, 1999. Working capital as of March 31, 2000 included approximately $10.5 million and $16.0 million in accounts receivable and inventory, respectively compared to December 31, 1999 working capital which included approximately $12.2 million and $16.1 million in accounts receivable and inventory, respectively. The Company's current ratio (ratio of current assets to current liabilities) as of March 31, 2000 and December 31, 1999 was 2.3:1 and 2.4:1, respectively. As of both March 31, 2000 and December 31, 1999, the Company's debt to equity ratio was 0.8:1.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's principal financial instrument is long-term debt under a credit facility (consisting of a revolving line of credit, term loan and two Capex loan facilities) that provides for interest at the prime rate plus 0.50% or the prime rate plus 0.75%. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At March 31, 2000, an aggregate principal amount of $11.0 million was outstanding under the Company's credit facility and represented a weighted average annual interest rate of 9.3%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 0.9%, the Company would pay or save, respectively, an additional $0.1 million in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

                                          MICROWAVE POWER DEVICES, INC.
                                            (Registrant)


Dated: May 10, 2000                       /s/ Alfred Weber
       ------------------                 --------------------------------------
                                          By: Alfred Weber
                                              Chairman, President and CEO


Dated: May 10, 2000                       /s/ William J. Moore
       ------------------                 --------------------------------------
                                          By: William J. Moore
                                              Corporate Controller
                                              (Principal Financial and
                                              Accounting Officer)