Form 10-Q
period 2000-06-30
MICROWAVE POWER DEVICES INC
filed 2000-08-10
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

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

                               Yes |X|.    No |_|.

As of July 31, 2000, there were 10,699,888 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

ITEM 1. Consolidated Financial Statements
        Consolidated Balance Sheets --
        June 30, 2000 and December 31, 1999 ...............................    3

        Consolidated Statements of Operations --
        Three and six months ended June 30, 2000 and 1999 .................    4

        Consolidated Statements of Cash Flows --
        Six months ended June 30, 2000 and 1999 ...........................    5

        Notes to Consolidated Financial Statements ........................    6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................    9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.........   14

PART II -- OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders ...............   15

ITEM 6. Exhibits and Reports on Form 8-K ..................................   15

SIGNATURES.................................................................   16

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                      June 30,     December 31,
                                                                        2000           1999
                                                                     -----------   ------------
                                                                     (unaudited)    (audited)

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ....................................   $    521       $    618
     Accounts receivable, net of allowance for doubtful accounts of
        $98 and $160, respectively ................................     10,876         12,167
     Inventories, net .............................................     13,659         16,062
     Prepaid expenses and other current assets ....................        627            529
     Deferred income taxes ........................................      2,251            789
                                                                      --------       --------
          Total current assets ....................................     27,934         30,165
PROPERTY, PLANT AND EQUIPMENT, net ................................      9,234          9,614
INTANGIBLE ASSETS, net ............................................        283            247
OTHER LONG-TERM ASSETS ............................................        427            442
DEFERRED INCOME TAXES .............................................      6,852          7,062
                                                                      --------       --------
                                                                      $ 44,730       $ 47,530
                                                                      ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt ............................   $  1,555       $  1,418
     Accounts payable .............................................      6,483          7,528
     Accrued liabilities ..........................................      4,112          3,796
     Customer advance payments ....................................        285             --
                                                                      --------       --------
          Total current liabilities ...............................     12,435         12,742
                                                                      --------       --------
LONG-TERM DEBT ....................................................     13,410         14,761
                                                                      --------       --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued or outstanding ...........................         --             --
     Common stock, $.01 par value; 25,000,000 shares
        authorized; 10,699,718 and 10,638,664 shares issued
        and outstanding, respectively .............................        107            106
     Additional paid-in capital ...................................     26,015         25,498
     Notes receivable from shareholders ...........................       (123)          (123)
     Retained earnings (accumulated deficit) ......................     (7,114)        (5,454)
                                                                      --------       --------
          Total shareholders' equity ..............................     18,885         20,027
                                                                      --------       --------
                                                                      $ 44,730       $ 47,530
                                                                      ========       ========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                          For the Three Months Ended      For the Six Months Ended
                                                          --------------------------    --------------------------
                                                          June 30,          June 30,    June 30,          June 30,
                                                            2000              1999        2000              1999
                                                          --------          --------    --------          --------
NET SALES .............................................   $ 14,548          $ 19,148    $ 26,971          $ 36,396
COST OF SALES .........................................     12,313            12,915      22,653            24,903
                                                          --------          --------    --------          --------
          Gross profit ................................      2,235             6,233       4,318            11,493
                                                          --------          --------    --------          --------
OPERATING EXPENSES:
     General and administrative .......................        891             1,008       1,822             2,014
     Selling ..........................................        694             1,151       1,593             2,188
     Research and development .........................      1,381             1,698       2,970             3,308
                                                          --------          --------    --------          --------
                                                             2,966             3,857       6,385             7,510
                                                          --------          --------    --------          --------
          Income (loss) from operations ...............       (731)            2,376      (2,067)            3,983
INTEREST EXPENSE, net .................................        363               303         700               597
OTHER INCOME, net .....................................         --                (2)         --                (3)
                                                          --------          --------    --------          --------
          Income (loss) before income taxes ...........     (1,094)            2,075      (2,767)            3,389
PROVISION (BENEFIT) FOR INCOME TAXES ..................       (438)              787      (1,107)            1,269
                                                          --------          --------    --------          --------
          Net income (loss) ...........................   $   (656)         $  1,288    $ (1,660)         $  2,120
                                                          ========          ========    ========          ========

PER SHARE INFORMATION:
     Net income (loss) per common share:
          Basic .......................................   $  (0.06)         $   0.12    $  (0.16)         $   0.20
                                                          ========          ========    ========          ========
          Diluted .....................................   $  (0.06)         $   0.12    $  (0.16)         $   0.20
                                                          ========          ========    ========          ========
     Common shares used in computing per share amounts:
          Basic .......................................     10,697            10,497      10,676            10,472
                                                          ========          ========    ========          ========
          Diluted .....................................     10,697            10,904      10,676            10,784
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

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      For the Six Months Ended
                                                                      ------------------------
                                                                         June 30,   June 30,
                                                                           2000       1999
                                                                         -------    -------
OPERATING ACTIVITIES:
     Net income (loss) ...............................................   $(1,660)   $ 2,120
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization ..............................       790        758
          Deferred income taxes ......................................    (1,122)     1,247
          Gain on sale of property, plant and equipment ..............        --         (3)
     Changes in operating assets and liabilities:
          Accounts receivable, net ...................................     1,291        587
          Inventories, net ...........................................     2,403     (3,137)
          Prepaid expenses and other assets ..........................      (153)       (69)
          Accounts payable and accrued liabilities ...................      (729)       131
          Customer advance payments ..................................       285       (921)
                                                                         -------    -------
               Net cash provided by operating activities .............     1,105        713
                                                                         -------    -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment .................      (376)    (1,628)
          Proceeds from sale of property, plant and equipment ........        --          5
                                                                         -------    -------
               Net cash used in investing activities .................      (376)    (1,623)
                                                                         -------    -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt ...............................       660      1,659
          Principal payments of long-term debt .......................      (779)      (633)
          Net repayments on revolving credit loans ...................    (1,095)      (711)
          Net proceeds from exercise of common stock options .........       388        613
                                                                         -------    -------
               Net cash provided by (used in) financing activities ...      (826)       928
                                                                         -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................       (97)        18
CASH AND CASH EQUIVALENTS, beginning of year .........................       618        667
                                                                         -------    -------
CASH AND CASH EQUIVALENTS, end of period .............................   $   521    $   685
                                                                         =======    =======

SUPPLEMENTAL DATA:
     Cash paid for interest ..........................................   $   725    $   625
                                                                         =======    =======
     Cash paid for income taxes ......................................   $    10    $    50
                                                                         =======    =======
     Non-cash tax benefits from exercise of common stock options .....   $   130    $    --
                                                                         =======    =======

                  The accompanying notes are an integral part
                       of these consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                      (in thousands, except per share data)
                                   (unaudited)

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

                                                                         Net Income Per
                                             Net Income   Common Shares   Common Share
                                             ----------   -------------  --------------
     For the quarter ended June 30, 1999
Basic EPS
Net income attributable to common stock        $1,288        10,497          $0.12
Effect of dilutive securities: stock options       --           407             --
                                               ------        ------          -----
Diluted EPS
Net income attributable to common stock and    $1,288        10,904          $0.12
      assumed option exercises                 ======        ======          =====

  For the six months ended June 30, 1999
Basic EPS
Net income attributable to common stock        $2,120        10,472          $0.20
Effect of dilutive securities: stock options       --           312             --
                                               ------        ------          -----
Diluted EPS
Net income attributable to common stock and    $2,120        10,784          $0.20
      assumed option exercises                 ======        ======          =====

      Diluted EPS is the same as Basic EPS, for the three months and six months ended June 30, 2000, since the Company is in a loss postion and, as such, the impact of the inclusion of stock options then outstanding would be anti-dilutive. Diluted EPS, for the three months and six months ended June 30, 1999, does not include the impact of other stock options then outstanding because the exercise price of those options was greater than the average market price of the Company's common stock during these periods and therefore, their inclusion would be anti-dilutive.

      3. The following stock options were granted, cancelled or exercised during the second quarter of 2000 under either the 1995, 1996 or 1999 Stock Option
Plans:

      Granted                   Cancelled                  Exercised
      -------                   ---------                  ---------
      387  @  $6.9375 - $7.00   31  @  $6.375 - $11.125    7  @  $2.875 - $6.375

      4. Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments: (i) wireless products and (ii) satellite, medical and military products. The following represents selected consolidated financial information for the Company's segments for the three and six months ended June 30, 2000 and 1999:

                                                             Satellite, Medical
                                        Wireless Products  and Military Products      Total
                                        -----------------  ---------------------      -----
Three Months Ended June 30, 2000
   Net sales..........................         $5,350            $9,198            $14,548
   Gross profit.......................          1,160             1,075              2,235
   Net loss...........................          (584)              (72)              (656)
   Total assets.......................         14,394            30,336             44,730

Three Months Ended June 30, 1999
   Net sales..........................         $9,347            $9,801            $19,148
   Gross profit.......................          2,757             3,476              6,233
   Net income (loss)..................           (95)             1,383              1,288
   Total assets.......................         18,652            30,831             49,483

 Six Months Ended June 30, 2000
   Net sales..........................        $13,032           $13,939            $26,971
   Gross profit.......................          2,613             1,705              4,318
   Net loss...........................        (1,410)             (250)            (1,660)
   Total assets.......................         14,394            30,336             44,730

 Six Months Ended June 30, 1999
   Net sales..........................        $17,479           $18,917            $36,396
   Gross profit.......................          4,927             6,566             11,493
   Net income (loss)..................          (356)             2,476              2,120
   Total assets.......................         18,652            30,831             49,483

      5. Comprehensive Income

      The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income for the three and six months ended June 30, 2000 and 1999. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

      6. Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137 and SFAS No.
138) and will not require retroactive restatement of prior-period financial statements. The Company currently does not use derivative instruments or engage in hedging activities and, accordingly, does not expect that this statement will have an impact on its consolidated statements when adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      Microwave Power Devices, Inc. ("Microwave Power Devices" or the "Company") commenced operations in 1967. During the past 33 years, the Company has designed, manufactured and marketed high power, solid-state, radio frequency ("RF") and microwave power amplifiers and related subsystems for military, medical, satellite and wireless telecommunications applications.

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

Results of Operations --
Second Quarters Ended June 30, 2000 and June 30, 1999

      Net Sales. Net sales decreased by 24% to $14.5 million in the second quarter of 2000 from $19.1 million in the second quarter of 1999. This sales decrease was primarily due to lower shipments of the Company's commercial products. Sales of commercial products decreased by 36% to $7.1 million in the second quarter of 2000 from $11.1 million in the second quarter of 1999, representing 49% and 58%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one domestic and, to a lesser extent, one foreign wireless telecommunications original equipment manufacturer ("OEM"). These decreases were the result of two programs that were ongoing during this period in 1999 and did not repeat in 2000. One program was a large cellular CDMA amplifier project with our largest wireless customer and the other was a smaller order to supply wireless repeaters into Asia. Sales of military products decreased by 7% to $7.4 million in the second quarter of 2000 from $8.0 million in the second quarter of 1999, representing 51% and 42%, respectively, of net sales in such periods. The military sales decrease was predominantly due to lower shipments of Republic products.

      International sales increased by 26% to $4.6 million in the second quarter of 2000 from $3.6 million in the second quarter of 1999, totaling 31% of net sales in the second quarter of 2000 compared to 19% in the second quarter of 1999. The increase in international sales was predominantly due to shipments against two foreign military programs during the second quarter of 2000, partially offset by lower market demand from foreign wireless telecommunications OEM customers. In the second quarter of 2000, sales to a domestic commercial OEM (Customer B), a foreign military OEM (Customer D) and a domestic military OEM (Customer H) accounted for 26%, 24% and 13%, respectively, of the Company's net sales. In the second quarter of 1999, sales to a domestic commercial OEM (Customer B) and a domestic military OEM (Customer
F) accounted for 38% and 14%, respectively, of the Company's net sales

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

      Gross Profit. Gross profit decreased by 64% to $2.2 million in the second quarter of 2000 from $6.2 million in the second quarter of 1999. The Company's gross profit margin (gross profit as a percentage of net sales) also decreased to 15.4% in the second quarter of 2000 from 32.6% in the second quarter of 1999. This gross profit margin decrease was primarily due to the deferments of a major foreign military program and the 0% gross profit margin which accompanied second quarter 2000 shipments under that same program. In addition, many of the Company's current wireless programs are in the pre-production stage as compared to the same period last year when production programs were in place. Pre-production programs generally are less profitable than production programs.

      The Company's inventory costing techniques involve developing a standard cost which estimates the average, or standard, cost per unit over the extended life cycle of a product. Such costs include labor, material, other direct costs and related overheads. If the extended life cycle of a product does not materialize, or if there is no reasonable certainty that product maturation will take place within the near future, write-offs of work-in-process inventory would be required.

      Certain of the purchase orders or contracts comprising backlog at June 30, 2000 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses decreased by 12% to $0.9 million in the second quarter of 2000 from $1.0 million in the second quarter of 1999, representing 6.1% and 5.3%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the second quarter of 2000. The decrease in general and administrative expenses resulted primarily from the termination of consulting agreements with two directors on January 31, 2000.

      Selling Expenses. Selling expenses decreased by 40% to $0.7 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999, representing 4.8% and 6.0%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower sales representative commissions (the result of the lower overall sales volume and product sales mix variations), decreased advertising costs and reduced bid and proposal expenditures.

      Research and Development Expenses. Research and development expenses decreased by 19% to $1.4 million in the second quarter of 2000 from $1.7 million in the second quarter of 1999, representing 9.5% and 8.9%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the second quarter of 2000. The decrease in research and development expenses resulted primarily from decreased wireless telecommunications product development. The Company believes, however, that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense increased by 20% to $0.4 million in the second quarter of 2000 from $0.3 million in the second quarter of 1999. The increase in interest expense resulted from greater average borrowings and a higher interest rate as compared to the same period last year.

      Provision for Income Taxes. The Company's effective tax rate increased to 40.0% benefit in the second quarter of 2000 from 37.9% in the second quarter of 1999. The effective tax rate for the second quarter of 1999 was favorably impacted by the partial recovery of previously reserved deferred tax assets. Without the benefit of this change in the valuation allowance, the effective tax rate for the second quarter of 1999 would have been 40.0%. There can be no assurances that the Company will achieve taxable income in the future.

Six Months Ended June 30, 2000 and June 30, 1999

      Net Sales. Net sales decreased by 26% to $27.0 million in the first six months of 2000 from $36.4 million in the first six months of 1999. This sales decrease was primarily due to lower shipments of the Company's military and commercial products. Sales of military products decreased by 32% to $10.4 million in the first six months of 2000 from $15.2 million in the first six months of 1999, representing 39% and 42%, respectively, of net sales in such periods. The military sales decrease was predominantly due to lower shipments on one U. S. Government military program, one domestic military program and of Republic products, partially offset by higher deliveries on one foreign military program and another domestic military program. Sales of commercial products decreased by 22% to $16.6 million in the first six months of 2000 from $21.2 million in the first six months of 1999, representing 61% and 58%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one domestic and one foreign wireless telecommunications OEM. These decreases were the result of two programs that were ongoing during this period in 1999 and did not repeat in 2000. One program was a large cellular CDMA amplifier project with our largest wireless customer and the other was a smaller order to supply wireless repeaters into Asia.

      International sales increased by 28% to $8.0 million in the first six months of 2000 from $6.2 million in the first six months of 1999, totaling 30% of net sales in the first six months of 2000 compared to 17% in the first six months of 1999. The increase in international sales was predominantly due to higher shipments to a foreign military customer, partially offset by lower market demand from foreign wireless telecommunications OEM customers. In the first six months of 2000, sales to one domestic commercial OEM (Customer B), one foreign military OEM (Customer D), one domestic military OEM (Customer H) and one foreign commercial OEM (Customer E) accounted for 31%, 15%, 13% and 10%, respectively, of the Company's net sales. In the first six months of 1999, sales to one domestic commercial OEM (Customer B) and two domestic military OEMs (Customer F and Customer G) accounted for 38%, 16% and 11%, respectively, of the Company's net sales.

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

      Gross Profit. Gross profit decreased by 62% to $4.3 million in the first six months of 2000 from $11.5 million in the first six months of 1999. The Company's gross profit margin (gross profit as a percentage of net sales) also decreased to 16.0% in the first six months of 2000 from 31.6% in the first six months of 1999. This gross profit margin decrease was primarily due to the deferments of a major foreign military program and the 0% gross profit margin which accompanied shipments in the first six months of 2000 under that same program. In addition, many of the Company's current wireless programs are in the pre-production stage as compared to the same period last year when production programs were in place. Pre-production programs generally are less profitable than production programs.

      The Company's inventory costing techniques involve developing a standard cost which estimates the average, or standard, cost per unit over the extended life cycle of a product. Such costs include labor, material, other direct costs and related overheads. If the extended life cycle of a product does not materialize, or if there is no reasonable certainty that product maturation will take place within the near future, write-offs of work-in-process inventory would be required.

      Certain of the purchase orders or contracts comprising backlog at June 30, 2000 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses decreased by 10% to $1.8 million in the first six months of 2000 from $2.0 million in the first six months of 1999, representing 6.8% and 5.5%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the first six months of 2000. The decrease in general and administrative expenses resulted primarily from the termination of consulting agreements with two directors on January 31, 2000.

      Selling Expenses. Selling expenses decreased by 27% to $1.6 million in the first six months of 2000 from $2.2 million in the first six months of 1999, representing 5.9% and 6.0%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower sales representative commissions (the result of the lower overall sales volume and product sales mix variations), decreased advertising costs and reduced bid and proposal expenditures.

      Research and Development Expenses. Research and development expenses decreased by 10% to $3.0 million in the first six months of 2000 from $3.3 million in the first six months of 1999, representing 11.0% and 9.1%, respectively, of net sales. The decrease in research and development expenses resulted primarily from decreased military and, to a lesser extent, wireless telecommunications product development. The Company believes, however, that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense increased by 17% to $0.7 million in the first six months of 2000 from $0.6 million in the first six months of 1999. The increase in interest expense resulted from greater average borrowings and a higher interest rate as compared to the same period last year.

      Provision for Income Taxes. The Company's effective tax rate increased to 40.0% for the first six months of 2000 from 37.4% for the first six months of 1999. The effective tax rate for the first six months of 1999 was favorably impacted by the partial recovery of previously reserved deferred tax assets. Without the benefit of this change in the valuation allowance, the effective tax rate for the first six months of 1999 would have been 40.0%. There can be no assurances that the Company will achieve taxable income in the future.

Liquidity and Capital Resources

      Since the Company went public in 1995, the Company has financed its operations and met its capital requirements through the following two sources:
(i) a credit facility and/or (ii) cash provided by operating activities.

      In March 2000, the Company amended its loan agreement with IBJ Whitehall Business Credit Corporation ("IBJ"). The loan agreement now provides for a $18.9 million credit facility consisting of a revolving line of credit in the amount of $13.7 million, a term loan in the amount of $0.9 million and two capital equipment ("Capex") loan facilities, Capex #1 and Capex #2, in the amounts of $2.0 million and $2.3 million, respectively. The revolving line of credit and both the term loan and Capex loans bear interest at annual rates equal to the prime rate plus 0.50% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2002 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $7.0 million). The term loan requires a monthly principal payment of $0.05 million. The Capex loans require monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex #2 loan borrowings must occur prior to December 31, 2000. At June 30, 2000, credit facility borrowings totaled $10.5 million which consisted of a term loan balance of $0.8 million, a Capex #1 loan balance of $1.9 million, a Capex #2 loan balance of $1.2 million (with $1.5 million of the $2.3 million utilized) and revolving line of credit borrowings of $6.6 million. In addition, $2.4 million of the revolving line of credit is committed to the Company's outstanding letters of credit. In August 2000, the Company and IBJ completed Amendment No. 4 to the credit facility, which provided for a change in certain covenants regarding machinery and equipment valuations, certain financial statement covenants, and certain other matters pertaining to the calculation of eligible assets in the Company's borrowing base. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio or a minimum EBITDA (as specified in the August 2000 amendment).

      Operating activities provided net cash of $1.1 million and $0.7 million in the first six months of 2000 and 1999, respectively. From December 31, 1999 to June 30, 2000, inventory decreased by $2.4 million, accounts receivable decreased by $1.3 million, accounts payable and accrued liabilities decreased by $0.7 million and customer advance payments increased by $0.3 million. The decrease in inventory was primarily due to a decrease in work-in-process for military and wireless telecommunications products, as well as a decrease in finished goods inventories for wireless telecommunications products. The decrease in accounts receivable was primarily due to the $3.5 million drop in revenue experienced in the second quarter of 2000 versus the fourth quarter of 1999. Investing activities, which consisted primarily of equipment acquisitions, used net cash of $0.4 million and $1.6 million in the first six months of 2000 and 1999, respectively. Financing activities, which consisted primarily of proceeds from long-term debt, principal payments of long-term debt, net repayments made on the revolving line of credit and net proceeds from the exercise of common stock options, used net cash of $0.9 million and provided net cash of $0.9 million in the first six months of 2000 and 1999, respectively.

      Capital expenditures were $0.4 million and $1.6 million in the first six months of 2000 and 1999, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility. Principal expenditures for the first six months of 2000 included engineering and manufacturing test equipment, other equipment used in the production process and computer hardware upgrades. The Company anticipates making additional capital expenditures of approximately $0.8 million during the remainder of 2000, including the purchase of additional engineering and manufacturing test equipment and production process equipment, computer equipment upgrades and enhancements to its CAE/CAD systems. It is anticipated that capital expenditures for 2000 will be financed by the Company's credit facility, cash provided by operating activities and/or third party financing sources.

      As of June 30, 2000, the Company had working capital of approximately $15.5 million, compared to approximately $17.4 million as of December 31, 1999. The Company's current ratio (ratio of current assets to current liabilities) as of June 30, 2000 was 2.2:1, compared with a current ratio of 2.4:1 as of December 31, 1999. As of both June 30, 2000 and December 31, 1999, the Company's debt to equity ratio was 0.8:1.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's principal financial instrument is long-term debt under a credit facility (consisting of a revolving line of credit, term loan and two Capex loan facilities) that provides for interest at the prime rate plus 0.50% or the prime rate plus 0.75% (depending upon the individual credit facility component). The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2000, an aggregate principal amount of $10.5 million was outstanding under the Company's credit facility and represented a weighted average annual interest rate of 10.0%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 0.9%, the Company would pay or save, respectively, an additional $0.1 million in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

PART II -- OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Stockholders held Thursday, May 4, 2000, at 11:00 A.M., local time, at the offices of Proskauer Rose LLP, 1585 Broadway, 26th Floor, New York, New York 10036, the following items were voted upon:

                                            For           Against       Abstain
                                            ---           -------       -------
      1. Election of Directors:
             Alfred Weber                9,093,274               0      546,855
             Merril M. Halpern           9,092,924               0      547,205
             A. Lawrence Fagan           9,092,924               0      547,205
             David J. Aldrich            9,093,639               0      546,490
             Warren A. Law               9,094,324               0      545,805
             James Silver                9,093,324               0      546,805
             James Morice                9,094,774               0      545,355

      2. Adopt the Company's 1999
      Stock Option Plan                  7,336,524       2,286,262       17,343

      3. Ratify the appointment of
      Arthur Andersen LLP                9,628,686           7,743        3,700

ITEM 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibit 10.17     Change in Control Agreement dated as of May 15,
                              2000 between Microwave Power Devices, Inc. and
                              Thomas V. Gilboy.

            Exhibit 10.18 Amendment No. 4 dated as of August 8, 2000 to a Loan and Security Agreement dated as of February 13, 1997 among IBJ Whitehall Business Credit Corporation, as Lender and Agent, and MPD Technologies, Inc.

            Exhibit 10.19 Change in Control Agreement dated as of July 31, 2000 between Microwave Power Devices, Inc. and Stephen A. Scover.

            Exhibit 27.1      Financial Data Schedule.

      (b) No reports on Form 8-K have been filed during the quarter ending June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MICROWAVE POWER DEVICES, INC.
                                      (Registrant)


Dated: August 10, 2000          /s/ Alfred Weber
       -----------------        ----------------------------------------
                                By: Alfred Weber
                                    Chairman, President and CEO


Dated: August 10, 2000          /s/ Thomas V. Gilboy
       -----------------        ----------------------------------------
                                By: Thomas V. Gilboy
                                    Vice President and CFO
                                    (Principal Financial and Accounting Officer)