Form 10-Q
period 2000-09-30
MICROWAVE POWER DEVICES INC
filed 2000-11-14
CIK 65781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000.

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

                                 Yes |X|  No |_|

As of October 31, 2000, there were 10,723,564 shares outstanding of the registrant's Common Stock, $.01 par value.

================================================================================

                          MICROWAVE POWER DEVICES, INC.

                                      INDEX

PART I -- FINANCIAL INFORMATION                                         Page No.

ITEM 1. Consolidated Financial Statements
        Consolidated Balance Sheets --
        September 30, 2000 and December 31, 1999 ..........................  3

        Consolidated Statements of Operations --
        Three and nine months ended September 30, 2000 and 1999 ...........  4

        Consolidated Statements of Cash Flows --
        Nine months ended September 30, 2000 and 1999 .....................  5

        Notes to Consolidated Financial Statements ........................  6

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  9

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk...... 14

PART II -- OTHER INFORMATION

ITEM 5.    Other Information .............................................. 15

ITEM 6.    Exhibits and Reports on Form 8-K ............................... 16

SIGNATURES................................................................. 17

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 September 30,  December 31,
                                                                                    2000            1999
                                                                                 -----------     ---------
                                                                                 (unaudited)     (audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................   $   574        $   618
     Accounts receivable, net of allowance for doubtful accounts of
        $98 and $160, respectively..............................................    10,609         12,167
     Inventories, net...........................................................    13,191         16,062
     Prepaid expenses and other current assets..................................       540            529
     Deferred income taxes......................................................     2,097            789
                                                                                   -------        -------
          Total current assets..................................................    27,011         30,165
PROPERTY, PLANT AND EQUIPMENT, net..............................................     9,055          9,614
INTANGIBLE ASSETS, net..........................................................       263            247
OTHER LONG-TERM ASSETS..........................................................       435            442
DEFERRED INCOME TAXES...........................................................     7,211          7,062
                                                                                   -------        -------
                                                                                   $43,975        $47,530
                                                                                   =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt..........................................   $ 1,555        $ 1,418
     Accounts payable...........................................................     6,606          7,528
     Accrued liabilities........................................................     3,938          3,796
     Customer advance payments..................................................        80             --
                                                                                   -------        -------
          Total current liabilities.............................................    12,179         12,742
                                                                                   -------        -------
LONG-TERM DEBT..................................................................    13,148         14,761
                                                                                   -------        -------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued or outstanding.........................................       --             --
     Common stock, $.01 par value; 25,000,000 shares
        authorized; 10,709,064 and 10,638,664 shares issued
         and outstanding, respectively..........................................       107            106
     Additional paid-in capital.................................................    26,055         25,498
     Notes receivable from shareholders.........................................      (123)          (123)
     Retained earnings (accumulated deficit)....................................    (7,391)        (5,454)
                                                                                   -------        -------
          Total shareholders' equity............................................    18,648         20,027
                                                                                   -------        -------
                                                                                   $43,975        $47,530
                                                                                   =======        =======

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         For the Three Months Ended       For the Nine Months Ended
                                                        -----------------------------   -----------------------------
                                                        September 30,   September 30,   September 30,   September 30,
                                                            2000             1999             2000            1999
                                                        -------------   -------------   -------------   -------------
NET SALES .............................................    $13,008         $16,417          $39,979         $52,813
COST OF SALES..........................................     10,311          11,794           32,964          36,697
                                                           -------         -------          -------         -------
          Gross profit.................................      2,697           4,623            7,015          16,116
                                                           -------         -------          -------         -------
OPERATING EXPENSES:
     General and administrative........................        806             957            2,628           2,971
     Selling ..........................................        618           1,031            2,211           3,219
     Research and development..........................      1,384           1,802            4,354           5,110
                                                           -------         -------          -------         -------
                                                             2,808           3,790            9,193          11,300
                                                           -------         -------          -------         -------
          Income (loss) from operations................       (111)            833           (2,178)          4,816
INTEREST EXPENSE, net..................................        352             331            1,052             928
OTHER INCOME, net......................................         (1)              0               (1)             (3)
                                                           -------         -------          -------         -------
          Income (loss) before income taxes............       (462)            502           (3,229)          3,891
PROVISION (BENEFIT) FOR INCOME TAXES...................       (185)            157           (1,292)          1,426
                                                           -------         -------          -------         -------
          Net income (loss)............................    $  (277)        $   345         $ (1,937)        $ 2,465
                                                           =======         =======         ========         =======
PER SHARE INFORMATION:
     Net income (loss) per common share:
          Basic........................................    $ (0.03)        $  0.03         $  (0.18)        $  0.23
                                                           =======         =======         ========         =======
          Diluted......................................    $ (0.03)        $  0.03         $  (0.18)        $  0.23
                                                           =======         =======         ========         =======
     Common shares used in computing per share amounts:
          Basic........................................     10,703          10,565           10,685          10,503
                                                           =======         =======         ========         =======
          Diluted......................................     10,703          10,953           10,685          10,860
                                                           =======         =======         ========         =======

              The accompanying notes are an integral part of these
                            consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        For the Nine Months Ended
                                                                      ------------------------------
                                                                      September 30,    September 30,
                                                                          2000            1999
                                                                      -------------    -------------
OPERATING ACTIVITIES:
     Net income (loss) ...........................................      $(1,937)         $ 2,465
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Depreciation and amortization ..........................        1,195            1,159
          Deferred income taxes ..................................       (1,313)           1,393
          Gain on sale of property, plant and equipment ..........           --               (4)
     Changes in operating assets and liabilities:
          Accounts receivable ....................................        1,558           (2,071)
          Inventories ............................................        2,871           (4,246)
          Prepaid expenses and other assets ......................          (74)            (135)
          Accounts payable and accrued liabilities ...............         (780)             155
          Customer advance payments ..............................           80             (921)
                                                                        -------          -------
               Net cash provided by (used in) operating activities        1,600           (2,205)
                                                                        -------          -------
INVESTING ACTIVITIES:
          Purchases of property, plant and equipment .............         (582)          (1,895)
          Proceeds from sale of property, plant and equipment ....           --                5
                                                                        -------          -------
               Net cash used in investing activities .............         (582)          (1,890)
                                                                        -------          -------
FINANCING ACTIVITIES:
          Proceeds from long-term debt ...........................          660            1,659
          Principal payments of long-term debt ...................       (1,145)            (972)
          Net proceeds from (repayments on) revolving credit loans         (991)           1,944
          Repayment of notes receivable from shareholder .........           --               65
          Net proceeds from exercise of common stock options .....          414            1,377
                                                                        -------          -------
               Net cash provided by (used in) financing activities       (1,062)           4,073
                                                                        -------          -------
DECREASE IN CASH AND CASH EQUIVALENTS ............................          (44)             (22)
CASH AND CASH EQUIVALENTS, beginning of year .....................          618              667
                                                                        -------          -------
CASH AND CASH EQUIVALENTS, end of period .........................      $   574          $   645
                                                                        =======          =======

SUPPLEMENTAL DATA:
     Cash paid for interest ......................................      $ 1,093          $   970
                                                                        =======          =======
     Cash paid for income taxes ..................................      $    22          $    85
                                                                        =======          =======
     Non-cash tax benefits from exercise of common stock options .      $   144          $    --
                                                                        =======          =======

              The accompanying notes are an integral part of these
                            consolidated statements.

                  MICROWAVE POWER DEVICES, INC. and SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                      (in thousands, except per share data)
                                   (unaudited)

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

         2. The Company accounts for earnings per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                                                                        Net Income Per
                                                              Net Income         Common Shares           Common Share
                                                              ----------         -------------           ------------
For the quarter ended September 30, 1999
Basic EPS
Net income attributable to common stock                        $  345                10,565                 $0.03
Effect of dilutive securities: stock options                       --                   388                    --
                                                               ------                ------                 -----
Diluted EPS
Net income attributable to common stock and
  assumed option exercises                                       $345                10,953                 $0.03
                                                               ======                ======                 =====

For the nine months ended September 30, 1999
Basic EPS
Net income attributable to common stock                        $2,465                10,503                 $0.23
Effect of dilutive securities: stock options                       --                   357                    --
                                                               ------                ------                 -----

Diluted EPS
Net income attributable to common stock and
  assumed option exercise                                      $2,465                10,860                 $0.23
                                                               ======                ======                 =====

      Diluted EPS is the same as Basic EPS, for the three months and nine months ended September 30, 2000, since the Company is in a loss position and, as such, the impact of the inclusion of stock options then outstanding would be anti-dilutive. Diluted EPS, for the three months and nine months ended September 30, 1999, does not include the impact of other stock options then outstanding because the exercise price of those options was greater than the average market price of the Company's common stock during these periods and therefore, their inclusion would be anti-dilutive.

      3. The following stock options were granted, cancelled or exercised during the third quarter of 2000 under either the 1995, 1996 or 1999 Stock Option
Plans:

     Granted                     Cancelled                      Exercised
     -------                     ---------                      ---------
     23 @ $4.7656 - $6.9375      28 @ $6.375 - $10.00           9 @ $2.875

Note, some of the stock options reported above actually have an effective date in the second quarter, but those grants were not ratified and approved by the Compensation Committee until September 12, 2000.

      4. Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two segments: (i) wireless products and (ii) satellite, medical and military products. The following represents selected consolidated financial information for the Company's segments for the three and nine months ended September 30, 2000 and 1999:

                                                               Satellite, Medical
                                         Wireless Products    and Military Products            Total
                                         -----------------    ---------------------            -----
Three Months Ended September 30, 2000
         Net sales ..................        $  4,916               $  8,092                 $ 13,008
         Gross profit ...............           1,005                  1,692                    2,697
         Net income (loss) ..........            (606)                   329                     (277)
         Total assets ...............          15,615                 28,360                   43,975

Three Months Ended September 30, 1999
         Net sales ..................        $  7,837               $  8,580                 $ 16,417
         Gross profit ...............           2,072                  2,551                    4,623
         Net income (loss) ..........            (475)                   820                      345
         Total assets ...............          21,761                 31,236                   52,997

Nine Months Ended September 30, 2000
         Net sales ..................        $ 17,948               $ 22,031                 $ 39,979
         Gross profit ...............           3,618                  3,397                    7,015
         Net income (loss) ..........          (2,016)                    79                   (1,937)
         Total assets ...............          15,615                 28,360                   43,975

Nine Months Ended September 30, 1999
         Net sales ..................        $ 25,316               $ 27,497                 $ 52,813
         Gross profit ...............           6,999                  9,117                   16,116
         Net income (loss) ..........            (831)                 3,296                    2,465
         Total assets ...............          21,761                 31,236                   52,997

      5. Comprehensive Income

      The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's operations did not give rise to items includable in comprehensive income which were not already included in net income for the three and nine months ended September 30, 2000 and 1999. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

      7. Subsequent Events

      See Part II, Item 5 for a discussion regarding the pending transaction between the Company and Ericsson Inc.

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

      See Part II, Item 5 for a discussion regarding the pending transaction between the Company and Ericsson Inc.

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

Results of Operations -- Third Quarters Ended September 30, 2000 and September 30, 1999

      Net Sales. Net sales decreased by 21% to $13.0 million in the third quarter of 2000 from $16.4 million in the third quarter of 1999. This sales decrease was primarily due to lower shipments of the Company's commercial products. Sales of commercial products decreased by 26% to $7.6 million in the third quarter of 2000 from $10.2 million in the third quarter of 1999, representing 58% and 62%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to one domestic wireless telecommunications original equipment manufacturer ("OEM"), partially offset by higher shipments to one foreign wireless telecommunications customer. Sales of military products decreased by 12% to $5.4 million in the third quarter of 2000 from $6.2 million in the third quarter of 1999, representing 42% and 38%, respectively, of net sales in such periods. The military sales decrease was predominantly due to lower shipments of Republic products.

     International sales decreased by 2% to $4.2 million in the third quarter of 2000 from $4.3 million in the third quarter of 1999, totaling 32% of net sales in the third quarter of 2000 compared to 26% in the third quarter of 1999. The decrease in international sales was predominantly due to lower shipments of military products (primarily Republic products), partially offset by higher shipments of wireless products to foreign customers. In the third quarter of 2000, sales to two domestic commercial OEMs (Customer B and Customer C), a foreign commercial OEM (customer I), a domestic military OEM (Customer H) and a foreign military OEM (Customer D) accounted for 12%, 14%, 16%, 13% and 11%, respectively, of the Company's net sales. In the third quarter of 1999, sales to a domestic commercial OEM (Customer B) and a foreign military OEM (Customer D) accounted for 44% and 14%, respectively, of the Company's net sales.

      The Company has entered into arrangements with its major wireless OEM customer whereby the customer stocks the Company's amplifiers on a consignment basis until they are consumed by the customer in production, at which time revenue is recognized. Under these arrangements, the Company receives a forecast each week from the customer reflecting the customer's estimated future product requirements. These forecasts provide the Company with a one year forward-look which details the weekly requirements for the first 26 weeks and the monthly requirements for the remaining six months.

      Gross Profit. Gross profit decreased by 42% to $2.7 million in the third quarter of 2000 from $4.6 million in the third quarter of 1999. The Company's gross profit margin (gross profit as a percentage of net sales) also decreased to 20.7% in the third quarter of 2000 from 28.2% in the third quarter of 1999. The decrease in gross profit margin was primarily due to the underabsorption of overhead expenses as compared to the same period last year, which is the result of the lower sales volume. In addition, revenues in the third quarter of 2000 on a major foreign military program were recognized at 0% gross profit margin as the Company has previously recognized the loss on this contract.

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

      Certain of the purchase orders or contracts comprising backlog at September 30, 2000 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses decreased by 16% to $0.8 million in the third quarter of 2000 from $1.0 million in the third quarter of 1999, representing 6.2% and 5.8%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the third quarter of 2000. The decrease in general and administrative expenses resulted primarily from the termination of consulting agreements with two directors on January 31, 2000.

      Selling Expenses. Selling expenses decreased by 40% to $0.6 million in the third quarter of 2000 from $1.0 million in the third quarter of 1999, representing 4.8% and 6.3%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower sales representative commissions (the result of the lower overall sales volume and product sales mix variations), reduced bid and proposal expenditures, and decreased advertising and trade show costs.

      Research and Development Expenses. Research and development expenses decreased by 23% to $1.4 million in the third quarter of 2000 from $1.8 million in the third quarter of 1999, representing 10.6% and 11.0%, respectively, of net sales. The decrease in research and development expenses resulted primarily from decreased wireless telecommunications product development. The Company believes, however, that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense increased by 6% to at $0.4 million in the third quarter of 2000 from $0.3 million in the third quarter of 1999. The increase in interest expense resulted from a higher interest rate as compared to the same period last year.

      Provision for Income Taxes. The Company's effective tax rate increased to 40.0% in the third quarter of 2000 from 31.3% in the third quarter of 1999. The effective tax rate for the third quarter of 1999 was favorably impacted by the partial recovery of previously reserved deferred tax assets. Without the benefit of this change in the valuation allowance, the effective tax rate for the third quarter of 1999 would have been 40.0%. There can be no assurances that the Company will achieve taxable income in the future.

Nine Months Ended September 30, 2000 and September 30, 1999

      Net Sales. Net sales decreased by 24% to $40.0 million in the first nine months of 2000 from $52.8 million in the first nine months of 1999. This sales decrease was primarily due to lower shipments of the Company's commercial and military products. Sales of commercial products decreased by 23% to $24.1 million in the first nine months of 2000 from $31.4 million in the first nine months of 1999, representing 60% and 59%, respectively, of net sales in such periods. The commercial sales decrease was predominantly due to lower shipments to a domestic wireless telecommunications OEM. Sales of military products decreased by 26% to $15.9 million in the first nine months of 2000 from $21.4 million in the first nine months of 1999, representing 40% and 41%, respectively, of net sales in such periods. The military sales decrease was predominantly due to lower shipments of both military amplifiers and Republic products.

      International sales increased by 15% to $12.1 million in the first nine months of 2000 from $10.5 million in the first nine months of 1999, totaling 30% of net sales in the first nine months of 2000 compared to 20% in the first nine months of 1999. The increase in international sales was predominantly due to higher shipments of both military and wireless products. In the first nine months of 2000, sales to one domestic commercial OEM (Customer B), one domestic military OEM (Customer H) and one foreign military OEM (Customer D) accounted for 25%, 13% and 14%, respectively, of the Company's net sales. In the first nine months of 1999, sales to one domestic commercial OEM (Customer B) and one domestic military OEM (Customer F) accounted for 40% and 12%, respectively, of the Company's net sales.

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

      Gross Profit. Gross profit decreased by 56% to $7.0 million in the first nine months of 2000 from $16.1 million in the first nine months of 1999. The Company's gross profit margin (gross profit as a percentage of net sales) also decreased to 17.5% in the first nine months of 2000 from 30.5% in the first nine months of 1999. This gross profit margin decrease was primarily due to the deferments of a major foreign military program and the 0% gross profit margin which accompanied shipments in the first nine months of 2000 under that same program, which was previously recognized as a loss contract. In addition, the Company is experiencing an underabsorption of overhead expenses as compared to the same period last year, which is the result of the lower sales volume.

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

      Certain of the purchase orders or contracts comprising backlog at September 30, 2000 set forth product specifications not yet achieved by the Company that would require the Company to complete additional product development. Failure to develop products meeting such specifications could lead to the cancellation of the related purchase orders or contracts. The reduction, delay or cancellation of orders or contracts from one or more significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      General and Administrative Expenses. General and administrative expenses decreased by 12% to $2.6 million in the first nine months of 2000 from $3.0 million in the first nine months of 1999, representing 6.6% and 5.6%, respectively, of net sales. The percentage increase is directly related to the reduced revenue level experienced in the first nine months of 2000. The decrease in general and administrative expenses resulted primarily from the termination of consulting agreements with two directors on January 31, 2000 and other cost saving measures.

      Selling Expenses. Selling expenses decreased by 31% to $2.2 million in the first nine months of 2000 from $3.2 million in the first nine months of 1999, representing 5.5% and 6.1%, respectively, of net sales. The decrease in selling expenses resulted primarily from lower sales representative commissions (the result of the lower overall sales volume and product sales mix variations), reduced bid and proposal expenditures, and decreased advertising and trade show costs.

      Research and Development Expenses. Research and development expenses decreased by 15% to $4.4 million in the first nine months of 2000 from $5.1 million in the first nine months of 1999, representing 10.9% and 9.7%, respectively, of net sales. The decrease in research and development expenses resulted primarily from decreased wireless telecommunications and military product development efforts. The Company believes, however, that the continued introduction of new products is essential to its competitiveness, especially in the wireless telecommunications market, and is committed to continued investment in research and development.

      Interest Expense. Interest expense increased by 13% to $1.1 million in the first nine months of 2000 from $0.9 million in the first nine months of 1999. The increase in interest expense resulted from greater average borrowings and a higher interest rate as compared to the same period last year.

      Provision for Income Taxes. The Company's effective tax rate increased to 40.0% for the first nine months of 2000 from 36.6% in the first nine months of 1999. The effective tax rate for the first nine months of 1999 was favorably impacted by the partial recovery of previously reserved deferred tax assets. Without the benefit of this change in the valuation allowance, the effective tax rate for the first nine months of 1999 would have been 40.0%. There can be no assurances that the Company will achieve taxable income in the future.

Liquidity and Capital Resources

      Since the Company went public in 1995, the Company has financed its operations and met its capital requirements through the following two sources:
(i) a credit facility and/or (ii) cash provided by operating activities.

      In March 2000, the Company amended its loan agreement with IBJ Whitehall Business Credit Corporation ("IBJ"). The loan agreement now provides for a $18.9 million credit facility consisting of a revolving line of credit in the amount of $13.7 million, a term loan in the amount of $0.9 million and two capital equipment ("Capex") loan facilities, Capex #1 and Capex #2, in the amounts of $2.0 million and $2.3 million, respectively. The revolving line of credit and both the term loan and Capex loans bear interest at annual rates equal to the prime rate plus 0.50% and the prime rate plus 0.75%, respectively. The credit facility matures in February 2002 and automatically renews for one-year periods thereafter, unless terminated by either the Company or IBJ. Aggregate borrowings under the revolving line of credit are limited by a borrowing base, which is calculated as the sum of 85% of eligible accounts receivable and 40% of eligible raw materials and work-in-process inventories (with borrowings based on aggregate eligible inventory limited to $7.0 million). The term loan requires a monthly principal payment of $0.05 million. The Capex loans require monthly principal payments that are recalculated each month based on the prior month's Capex borrowings, if any, amortized over 60 months. Capex #2 loan borrowings must occur prior to December 31, 2000. At September 30, 2000, credit facility borrowings totaled $10.2 million which consisted of a term loan balance of $0.6 million, a Capex #1 loan balance of $1.7 million, a Capex #2 loan balance of $1.2 million (with $1.5 million of the $2.3 million utilized) and revolving line of credit borrowings of $6.7 million. In addition, $1.4 million of the revolving line of credit is committed to the Company's outstanding letters of credit. In August 2000, the Company and IBJ completed Amendment No. 4 to the credit facility, which provided for a change in certain covenants regarding machinery and equipment valuations, certain financial statement covenants, and certain other matters pertaining to the calculation of eligible assets in the Company's borrowing base. The credit facility is subject to customary covenants, including, among other things, limitations with respect to incurring indebtedness, payment of dividends and affiliate advances, and a provision for maintaining a certain fixed charge coverage ratio or a minimum EBITDA (as specified in the August 2000 amendment). For the quarter ended September 30, 2000, the Company was granted a waiver from IBJ with regard to this requirement.

      Operating activities provided net cash of $1.6 million and used net cash of $2.2 million in the first nine months of 2000 and 1999, respectively. From December 31, 1999 to September 30, 2000, inventory decreased by $2.9 million, accounts receivable decreased by $1.6 million, and accounts payable and accrued liabilities decreased by $0.8 million. The decrease in inventory was primarily due to the lower wireless and military revenue levels, as compared to last year, which corresponds to lower inventory balance requirements. The decrease in accounts receivable was primarily due to the reduced revenue levels experienced in the third quarter of 2000 as compared to the fourth quarter of 1999. Financing activities, which consisted primarily of proceeds from long-term debt, principal payments of long-term debt, net proceeds from (repayments on) the revolving line of credit and net proceeds from the exercise of common stock options, used net cash of $1.1 million and provided net cash of $4.1 million in the first nine months of 2000 and 1999, respectively.

      Capital expenditures were $0.6 million and $1.9 million in the first nine months of 2000 and 1999, respectively. These expenditures were funded primarily through cash provided by the Company's credit facility. Principal expenditures for the first nine months of 2000 included engineering and manufacturing test equipment, other equipment used in the production process and computer hardware upgrades. The Company anticipates making additional capital expenditures of approximately $0.6 million during the remainder of 2000, including the purchase of additional engineering and manufacturing test equipment and production process equipment, computer equipment upgrades and enhancements to its CAE/CAD systems. It is anticipated that capital expenditures for 2000 will be financed by the Company's credit facility, cash provided by operating activities and/or third party financing sources.

      As of September 30, 2000, the Company had working capital of approximately $14.8 million, compared to approximately $17.4 million as of December 31, 1999. The Company's current ratio (ratio of current assets to current liabilities) as of September 30, 2000 was 2.2:1, compared with a current ratio of 2.4:1 as of December 31, 1999. As of both September 30, 2000 and December 31, 1999, the Company's debt to equity ratio was 0.8:1.

      The Company believes that cash generated from operations, amounts available under its credit facility, and/or third party financing will be sufficient to fund necessary capital expenditures and to provide adequate working capital for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations, and, if required, that such financing will be available on commercially reasonable terms. In addition, the Company may require additional financing after such date to fund its operations. Moreover, see Part II, Item 5 for a discussion regarding the pending transaction between the Company and Ericsson Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's principal financial instrument is long-term debt under a credit facility (consisting of a revolving line of credit, term loan and two Capex loan facilities) that provides for interest at the prime rate plus 0.50% or the prime rate plus 0.75% (depending upon the individual credit facility component). The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At September 30, 2000, an aggregate principal amount of $10.2 million was outstanding under the Company's credit facility and represented a weighted average annual interest rate of 10.2%. If principal amounts outstanding under the Company's credit facility remained at this level for an entire year and the prime rate increased or decreased, respectively, by 1.0%, the Company would pay or save, respectively, an additional $0.1 million in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

PART II -- OTHER INFORMATION

ITEM 5. Other Information

      On October 12, 2000, Microwave Power Devices, Inc. (the "Company"), Ericsson MPD Acquisition Corp., a Delaware corporation ("Purchaser"), and Ericsson Inc., a Delaware corporation ("Parent") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides, among other things, for the commencement of a cash tender offer (the "Offer") to acquire all outstanding shares of the Company's common stock, par value $.01 per share (the "Shares") for $8.70 per share (such award, or any greater amount per Share paid pursuant to the Offer, being the "Per Share Amount") by Purchaser and further provides that, as promptly as practicable after the satisfaction or, if permissible, waiver of the conditions set forth in the Merger Agreement, and in accordance with the relevant provisions of the General Corporation Law of the State of Delaware ("DGCL"), Purchaser will be merged with the Company (the "Merger"), with the Company continuing as the surviving corporation and as a direct wholly owned subsidiary of Parent. At the effective time of the Merger, all Shares not tendered in the Offer (other than, Shares held in the treasury of the Company and Shares held by Parent, Purchaser or any direct or indirect wholly owned subsidiary of Parent or of the Company or shares held by stockholders, if any, who have properly exercised appraisal rights for such Shares in accordance with Section 262 of the DGCL) will be converted into the right to receive the Per Share Amount (subject to applicable withholding taxes), without interest.

      Parent and Purchaser have entered into a Stockholders' Agreement, dated as of October 12, 2000 (the "Stockholders' Agreement") with certain stockholders of the Company, namely George Sbordone, James Silver, Lee Leong, Alfred Weber and Charter Technologies Limited Liability Company, the Company's largest stockholder (collectively, the "Principal Stockholders"), pursuant to which, among other things, the Principal Stockholders have agreed to (i) tender their Shares after commencement of the Offer (which Shares currently represent in the aggregate approximately 50.6% of the outstanding Shares on a fully diluted basis (after taking into account all Shares issuable upon conversion of shares of Company preferred stock or any other convertible securities or upon the exercise of any vested options, warrants or rights)), (ii) vote such Shares in favor of the Merger and (iii) grant Purchaser an option to purchase such Shares at the Per Share Amount upon terms and subject to the conditions set forth in the Stockholders' Agreement.

      On October 20, 2000, Purchaser, Parent and Telefonaktiebolaget LM Ericsson
(Publ) filed, among other items, its Tender Offer Statement on Schedule TO and the related Letter of Transmittal with the Securities and Exchange Commission relating to the Offer. On October 20, 2000, the Company filed its Solicitation/Recommendation Statement on Schedule 14D-9 with the Securities and Exchange Commission relating to the Offer ("Schedule 14D-9").

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 2.1 Agreement and Plan of Merger, dated as of October 12, 2000, among Parent, Purchaser and the Company. (incorporated herein by reference to Exhibit 3. to the Schedule 14D-9 filed by the Company on October 20, 2000 with the Securities and Exchange Commission).

      Exhibit 27.1 Financial Data Schedule.

      Exhibit 99.1 Stockholders' Agreement, dated as of October 12, 2000, among the several stockholders of the Company who are parties thereto, Parent and Purchaser. (incorporated herein by reference to Exhibit 4. to the Schedule 14D-9 filed by the Company on October 20, 2000 with the Securities and Exchange Commission).

      (b) No reports on Form 8-K have been filed during the quarter ending September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MICROWAVE POWER DEVICES, INC.
                                              (Registrant)

Dated: November 13, 2000                /s/ Alfred Weber
                                        ----------------------------------------
                                        By: Alfred Weber
                                            Chairman, President and CEO


Dated: November 13, 2000                /s/ Thomas V. Gilboy
                                        ----------------------------------------
                                        By: Thomas V. Gilboy
                                            Vice President and CFO
                                            (Principal Financial and Accounting
                                            Officer)